Form 10QSB
period 2001-06-30
BERKSHIRE COLLECTION INC /DE/
filed 2002-05-13
CIK 1135634

United States
             Securities and Exchange Commission
                    Washington, DC 20549

                        FORM 10 Q SB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        For the quarterly period ended June 30, 2001

                   Commission File Number

                THE BERKSHIRE COLLECTION INC.
   Exact name of small business issuer as specified in its charter

Colorado                                   98 - 0219211
(State or other jurisdiction of      IRS Employer Identification
Incorporation or organization)                 Number

   3266 Yonge Street, Suite 1208, Toronto, Ontario M4N 3P6 Canada
          (Address if principal executive offices)

                       (416) 962-4508
                  Issuer's telephone number

                             NA
   (Former name, former address and former fiscal year if
                 changed since last report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filled all documents and reports required
  To be filed by Section 12, 13 or 15D of the Exchange Act after the
   Distribution of Securities under a plan confirmed by a court.
                      Yes ____  No ____

            APPLICABLE ONLY TO CORPORATE ISSUERS
    State the number of shares outstanding of each of the Issuer's
   common equity as of the last practicable date:         851,000

Transitional Small Business Disclosure Format check one)
              Yes    ___     No




                           PART I

                    FINANCIAL INFORMATION

Item 1.        Financial Statements

The un-audited financial statements for the five months ended June 30, 2001 are attached hereto as Exhibit A.

Item 2. Management's Discussion and Analysis or plan of Operation

     (a) Plan of Operation

The Berkshire Collection Inc. was incorporated in the State of Delaware on July 11, 1997 and is in the early developmental and promotional stages. To date, our only activities have been organizational, raising our initial capital and developing the business plan. We have not commenced commercial operations. We have no full time employees and own no real estate.

Berkshire through its website www.berkshirecollections.com plans to operate a marketing and sales facility on the Internet and by direct mail to merchandise a complete line of jewelry direct to the consumer.

Our business plan is to first establish which type of product we should be marketing - high-end, medium or low-priced or a complete range of the above. Berkshire intends to sell jewelry at extremely attractive discount prices to its customers. Besides buying and selling on our own account we plan on selling the jewelry products of several manufacturers on an agency basis with orders being drop shipped directly to the buyers.

Berkshire intends to develop and market an Internet and direct mail application that enables potential buyers to buy at prices that would be difficult to duplicate by a traditional jeweler. We will be able to expose a wide variety of goods to a worldwide market.

Berkshire intends to establish an economic model that will be superior to traditional marketing. We will be able to provide a transaction service that eliminates much of the traditional cost of sales while providing better prices to the consumer.

The objective is to create an Internet portal site that functions as a search engine, a software application that enables the user to locate information from a data base or other archive.

     (b)  Management's Discussion and Analysis of Financial
       Condition and Results of Operations

The registrant is a development stage enterprise and has not had any revenue since inception. As of June 30, 2001 the Company had no cash and zero total assets. Management is seeking additional funding in order to implement the business plan.

                           PART II

                      OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.        Changes in Securities

     None

Item 3.        Defaults Upon Senior Securities

     Not applicable

Item 4.        Submission of Matters to a Vote of Securities
               Holders

     None

Item 6.        Exhibits and Reports on Form 8K

     None

                         SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


THE BERKSHIRE COLLECTION INC.

Dated: April 30, 2002         /S/ Sandy Winick,
                         Sandy Winick, President
                          EXHIBIT A





             JUNE 30, 2001 FINANCIAL STATEMENTS
                  (PREPARED BY MANAGEMENT)
                THE BERKSHIRE COLLECTION INC.
              (A DEVELOPMENT STATE ENTERPRISE)

                        BALANCE SHEET
                     AS AT JUNE 30, 2001
                  (PREPARED BY MANAGEMENT)

                           ASSETS


CURRENT ASSETS                                    $        0

TOTAL ASSETS                                               0

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DUE TO A RELATED PARTY                              700

TOTAL CURRENT LIABILITIES                                700

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
            50,000,000 AUTHORIZED, 851,000 ISSUED
                       AND OUTSTANDING                   851

     ADDITIONAL PAID-IN CAPITAL                        1,904

     PREFERRED STOCK $0.001 PAR VALUE
     20,000,000 SHARES AUTHORIZED, NONE                    0
     OUTSTANDING
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                           ( 3,455)

TOTAL STOCKHOLDERS' EQUITY                         (     700)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          0



                     SEE ATTACHED NOTES
                THE BERKSHIRE COLLECTION INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF OPERATIONS
       FOR THE FIVE MONTH PERIOD ENDING JUNE 30, 2001
                  (PREPARED BY MANAGEMENT)



REVENUES                                         $         0

OPERATING EXPENSES
     MANAGEMENT FEES                                     700


TOTAL OPERATING EXPENSES                                 700

NET (LOSS) FOR THE PERIOD                          (     700)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                851,000

NET LOSS PER SHARE                                $ (   0.00)


















                     SEE ATTACHED NOTES




                THE BERKSHIRE COLLECTION INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF CASH FLOWS
       FOR THE FIVE MONTH PERIOD ENDING JUNE 30, 2001
                  (PREPARED BY MANAGEMENT)


CASH FLOWS FROM (TO) OPERATIONS
     NET (LOSS) FOR THE PERIOD                         $   (700)
             NON-WORKING CAPITAL ITEMS
              NET INCREASE INAMOUNJTS
              DUE TO RELATED PARTY                          700

TOTAL CASH FLOWS FROM (TO) OPERATIONS                         0

CASH FLOWS FROM (TO) INVESTMENT ACTIVITIES                    0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                     0

NET INCREASE (DECREASE IN CASH FOR THE PERIOD                 0

CASH BEGINNING OF THE PERIOD                                  0

CASH END OF THE PERIOD                            $           0
















                     SEE ATTACHED NOTES
                NOTES TO FINANCIAL STATEMENTS
                  (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying Financial Statements have been prepared in accordance with US Securities and Exchange Commission
("SEC") requirements for interim financial statements.
Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 31, 2000 financial statements of The
Berkshire Collection Inc. ("Registrant")

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for a full year. In the opinion of management the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

NOTE 2 - DUE TO RELATED PARTY

The registrant's president, Sandy Winick has advanced the sum of $700 to pay for accounting and filing expenses.