Form 10QSB
period 2001-09-30
BERKSHIRE COLLECTION INC /DE/
filed 2002-05-13
CIK 1135634

United States
                Securities and Exchange Commission
                       Washington, DC 20549

                           FORM 10 Q SB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE  EXCHANGE ACT

         For the quarterly period ended September 30, 2001

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




                              PART I

                       FINANCIAL INFORMATION

Item 1.        Financial Statements

The un-audited financial statements for the quarter ended June 30, 2001 and for the period July 11, 1997 (inception) through January
31, 2001 are attached hereto as Exhibit A.

Item 2.        Management's Discussion and Analysis or plan of
Operation

     (a) Plan of Operation

The Berkshire Collection Inc. was incorporated in the State of Delaware on July 11, 1997 ans is in the early developmental and promotional stages. To date, our only activities have been organizational, raising our initial capital and developing the business plan. We have not commenced commercial operations. We have no full time employees and own no real estate.

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

Berkshire intends to develop and market an Internet and direct mail application that enables potential buyers to buy at prices that would be difficult to duplicate by a traditional jeweler. We will be able to expose a wide variety of goods to a world-wide market.

Berkshire intends to establish an economic model that will be superior to traditional marketing. We will be able to provide a transaction service that eliminates much of the traditional cost of sales while providing better prices to the consumer.

The objective is to create an Internet portal site that functions as ;a search engine, a software application that enables the user to locate information from a data base or other archive.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

The registrant is a development stage enterprise and has not had any revenue since inception. As of; June 30, 2001 the Company had no cash and zero total assets. Management is seeking additional funding in order to implement the business plan.

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


THE BERKSHIRE COLLECTION INC.

Dated: April 30, 2002         /S/ Sandy Winick,
                         Sandy Winick, President
                             EXHIBIT A




              SEPTEMBER 30, 2001 FINANCIAL STATEMENTS
                      (PREPARED BY MANGEMENT)
                   THE BERKSHIRE COLLECTION INC.
                 (A DEVELOPMENT STATE ENTERPRISE)

                           BALANCE SHEET
                     AS AT SEPTEMBER 30, 2001
                     (PREPARED BY MANAGEMENT)

                              ASSETS


CURRENT ASSETS                                    $         0

TOTAL ASSETS
0

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DUE TO A RELATED PARTY                              1100

TOTAL CURRENT LIABILITIES                                1100

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     50,000,000 AUTHORIZED, 851,000 ISSUED
     AND OUTSTANDING                                      851

     ADDITIONAL PAID-IN CAPITAL                         1,904

     PREFERRED STOCK $0.001 PAR VALUE
     20,000,000 SHARES AUTHORIZED, NONE                     0
     OUTSTANDING
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                          (   3,855)

TOTAL STOCKHOLDERS' EQUITY                          (    1100)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  0



                        SEE ATTACHED NOTES
                   THE BERKSHIRE COLLECTION INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS AND NINE MONTHS PERIODS
                     ENDING SEPTEMBER 30, 2001
                     (PREPARED BY MANAGEMENT)

                                          THREE MONTHS        NINE MONTHS

REVENUES                                $         0           $    0
                        OPERATING EXPENSES
     MANAGEMENT FEES                            400             1100


TOTAL OPERATING EXPENSES                        400             1100

NET (LOSS) FOR THE PERIOD              (        400)      (     1100)

NET LOSS PER SHARE                     $(      0.00)   $(       0.00)

               WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                       851,000          851,000


















                        SEE ATTACHED NOTES

                   THE BERKSHIRE COLLECTION INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENT OF CASH FLOWS
        FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2001
                     (PREPARED BY MANAGEMENT)


CASH FLOWS FROM (TO) OPERATIONS
     NET (LOSS) FOR THE PERIOD                         $ (    1100)
     NON-WORKING CAPITAL ITEMS
              NET INCREASE INAMOUNJTS
              DUE TO RELATED PARTY                            1100

TOTAL CASH FLOWS FROM (TO) OPERATIONS                            0

CASH FLOWS FROM (TO) INVESTMENT ACTIVITIES                       0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                        0

NET INCREASE (DECREASE IN CASH FOR THE PERIOD                    0

CASH BEGINNING OF THE PERIOD                                     0

CASH END OF THE PERIOD                            $              0
















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

NOTE 2 - DUE TO RELATED PARTY

The registrant's president, Sandy Winick has advanced a total of $1,100 to pay for accounting and filing expenses. The amount is secured by a promissory note and bears interest of four percent per annum calculated and paid annually.