Form 10KSB
period 2001-12-31
BERKSHIRE COLLECTION INC /DE/
filed 2002-05-13
CIK 1135634

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                              FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

               For the fiscal year ended December 31, 2001

                       Commission File No 0-32443

                      THE BERKSHIRE COLLECTION INC.


DELAWARE                                       98 0219211
(State or other jurisdiction of              (IRS Employer
incorporation or organization)                 ID Number)

3215 MATHERS AVENUE, WEST VANCOUVER, BC, CANADA  V7V 2K6
  (Address of principal executive office)      (Zip code)

             Issuer's telephone number:      (604) 913-8355

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON
STOCK

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific
date within the past 60 days.  As of June 30, 2001:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 560,000 shares common stock. This Form 10K SB consists of 19 pages.


                            TABLE OF CONTENTS

                        FORM 10K SB ANNUAL REPORT

                      THE BERKSHIRE COLLECTION INC.

PART I
          ITEM                                              PAGE

               Item   1       Description of Business...................1
               Item   2       Description of Property...................5
               Item   3       Legal Proceedings.........................6
               Item   4       Submission of Matters to a Vote of
                              Security Shareholders.....................6

PART II

               Item   5       Market for the Registrant's Common
                              Equity and related Stockholder
                              Matter....................................6
               Item   6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......6
               Item   7       Financial Statements.....................12
               Item   8       Changes in and Disagreements on Accounting
                    and Financial Disclosure...........................16

PART III

               Item 9 Directors, Executive Officers, Promoters and Control persons, Compliance with Section 16(a) of the
          Exchange Act.................................................16
               Item 10        Executive Compensation...................16
               Item 11        Security Ownership of Certain Beneficial
          Owners and Management........................................17
               Item 12        Certain Relationships and Related
                              Transactions.............................17
               Item 13        Exhibits and Reports on Form 8-K.........17

          Signatures.................................................. 17
PART I

          ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

Berkshire was incorporated under the laws of the State of Delaware on July 11, 1997, and is in its early developmental and promotional stages. To date, our only activities have been organizational, raising our initial capital and developing the business plan. We have not commenced commercial operations. We have no full time employees and own no real estate.

  Berkshire through its projected website, www.berkshirecollections.com plans to operate a marketing and sales facility on the Internet and by direct mail to merchandise a complete line of jewelry direct to the consumer.

Narrative Description of Business

Our business plan is to first establish which type of product we should be marketing - high-end, medium, low priced or a complete range of all of the above. Berkshire intends to sell jewelry at extremely attractive discount prices to its target market. Besides buying and selling on our own account, we plan on selling the jewelry products of several manufacturers to our buying customers on an agency basis with our orders being shipped directly to the clients by the manufacturer.

Berkshire intends to develop and market an Internet and direct mail application that enables potential buyers to buy at prices that would be difficult to duplicate by a traditional retailer. We will be able to expose a wide variety of goods to a world-wide market. We believe that this service will generate a better profit margin, compared to sales conducted through traditional distribution organizations.

Berkshire intends to establish an economic model that will be superior to traditional marketing models. We provide a transaction service that eliminates much of the traditional cost of sales while providing better prices for the consumer. The Berkshire projected website will offer jewelry world-wide by generating descriptive web pages featuring top quality photos of the pieces for sale. We will continuously add new items and manufacturers to our sales inventory as consumer confidence in Internet commerce and security grows.

The objective is to create an Internet portal site that functions as a search engine, a software application that enables the user to locate information from a database or other archive. We will differ from typical search engines in that all of the cars
displayed can be purchased immediately.   A portal site is an
Internet site that functions as a starting point for world-wide web sessions.

An Internet-based, centralized trading place offers the following benefits:

- Facilitates Berkshire and potential buyers meeting, listing items for sale, exchanging information, interacting with each other and ultimately resulting in a sale;
- Allows buyers to purchase directly, bypassing traditional intermediaries and lowering costs;
- Offers buyers global access with a significantly broader selection of jewelry items and accessories to purchase and provides Berkshire the opportunity to sell its goods efficiently to a broader base of buyers; and
- Offers significant convenience, allows trading at all hours from anywhere in the world and provides continuous updated information.

In addition, the ease of direct buyer-seller communication and efficient access to information and the offering of strong money-back guarantees can help reduce or eliminate the risks of online trading. We believe there is a extremely good market opportunity existing for an Internet-based, centralized jewelry marketing facility that applies the unique features of the Internet to make personal, world-wide selling easier.

As consumer confidence in Internet technologies increases, the Internet is expected to become the de facto research tool for locating the cheapest source of everyday and specialized goods.
We intend to capitalize on this explosion. We expect to be able to put the team and the technology in place to successfully create, deploy, and market an Internet service to provide direct purchasing at excellent prices to consumers while eliminating many of the marketing costs.


 Item     2.   Description Of Property

The registrant maintains an office at 3266 Yonge Street, Suite
1208, Toronto, ON M4N 3P6.  We own no real estate.


Item      3.   Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item      4.   Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended
December 31, 2001.


PART II

Item      5.   Market for Common Equity and Related Stockholder Matters

The Berkshire Collection Inc. is a development stage company that is still in the beginning stages of implementing its business plan. No market currently exists for the common stock. It is the intention of The Berkshire Collection Inc. to apply for a trading symbol and a listing to have its shares quoted on the Over-the-Counter Bulletin Board. There can be no assurance that the registrant will be successful in having its shares listed for quotation.


Item      6.    Management Discussion and Analysis or Plan of
Operation

To put our complete business plan into effect it is certain that Berkshire will need to seek a large capital injection. We have not had any discussions with anyone about this needed capital nor do we intend to do so until the study is completed. It is the feeling of Management that having a fully reporting and trading company will make the raising of needed additional capital much easier.

Berkshire will establish several online services on the proposed website, www.berkshirecollections.com. These services will include:

       - Extensive inventory listings of participating manufacturers for browsing and for sale to the general public and other retailers;
       - A design and fabricating service for specialty items and accessories.
       - A free search service that locates specific makers of specific items for potential buyers; and
       - The building of a data base for purchasers and potential purchasers for both Email and direct mailing of catalogues and special sale events


Site Implementation.

The Berkshire website is fairly simple in nature. Preliminary inquiries with website builders and developers have indicated that the biggest obstacle will be the capacity required. We will list our own inventory and some or all of the inventory of our cooperating jewelry manufacturers complete with color pictures and complete descriptions. Early success in marketing these inventories should lead to more and more products for sale. This heavy load of listings may well require separate listing categories to make browsing and purchasing easier. Estimated time to construct and test website: six to nine months. Estimated cost: $500,000 to $1000,000.

Numerous factors affect the time of commerce site implementation including the following:


            (i) Number of features implemented. Adding features to a site takes development and testing time;
            (ii)        Degree of customized versus packaged software used.
            Highly customized sites take longer to develop than those relying heavily on functions provided off the shelf;
            (iii) Complete back-end integration, often crucial for a high-quality customer satisfaction;
            (iv)        Technical expertise of staff.   A shortage of
            technical skills plagues site implementation. It is common for members of site development teams to work with a package for the first time, learning as they go along.
            (v) Clarity of vision. Numerous decisions about partners, business processes, a site's feature set, and look and feel all affect the time necessary to develop a site. When decisions change during the course of development building time lengthens.

Website development is more than implementing a system. It is about building a business. Two aspects of site development have a major impact on overall development time: business process design and partner selection.

Business process design entails numerous decisions about the day-to-day operation of an online business and includes everything from the sequence of steps in an online transaction to the maintenance of a site. Sites must make decisions about dozens of operational questions, including the following:

             Product information. Where to obtain it? What are the processes for updating, approving, and releasing it to the site?
             Non-product site content.  Who creates it?  approves it?
       how and when is it released?
             Merchandising. Staffing and process decisions on everything from product selection to product presentation and site promotions.
             Shipping charges. Is shipping included in the price or an extra charge?
             Insurance.  Do we insure the items or does the buyer?
             Items wanted. How should a site conduct customer communications relating to them?
             Customer e-mail. Does the site accept customer inquiries via e-mail? Who is expected to handle them? What response time is targeted?
             Live customer service. Is it available by phone or live chat? During what hours?

Partner selection is a vital element of launching a commerce site. It can take months for a Web venture to identify and come to agreements with the variety of partners involved in the operation of a site. Each partner may present its own business process questions, as well as training and integration issues. Most commerce sites end up contracting with several of the following types of partners:
* Credit and Debit card processors
* Fulfillment partner
* Call center
* Shipping carriers
* Web site host
There are literally hundreds of vital questions to be asked and answered about implementing a full business plan. Some of these will be identified and answered by our projected feasibility study. Others will be asked by the website builder/developer and hopefully answered by us.


Item 7.   Financial Statements

Audited financial statements for the year ended December 31, 2001 follow.






                   THE BERKSHIRE COLLECTION INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)










                           AUDIT REPORT
                         DECEMBER 31, 2001




















                                 Janet Loss, C.P.A., P.C.
                    Certified Public Accountant
                1780 S. Bellaire Street, Suite 500
                        Denver, Colorado 80222





                     THE BERKSHIRE COLLECTION INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                     INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

ITEM

Report of Certified Public
Accountant........................................................

Balance Sheets as at December 31, 2001 and January 31, 2001.......

Statement of Operations for the eleven months ending
December 31, 2001 and for the Period July 11, 1997 (Inception)
Through January 31,1999...........................................

Statement of Stockholders' Equity (Deficit) July 11,1997
(Inception)Through December 31,2001...............................

Statement of Cash Flows for the eleven months ended December 31, 2001 and for the Period From July 11, 1997 (Inception)Through January 31,
  2001 .......

Notes to Financial Statements.....................................

                       Janet Loss, C.P.A., P.C.
                      Certified Public Accountant
                  1780 S. Bellaire Street, Suite 500
                        Denver, Colorado 80210
                            (303) 782-0878

INDEPENDENT AUDITORS REPORT
Board of Directors
The Berkshire Collection Inc.
3266 Yonge Street, Suite 1208
Toronto, ON M4N 3P6 Canada

Sirs:
I have audited the accompanying Balance Sheets of The Berkshire Collection Inc.(A Development Stage Enterprise) as at December 31, 2001 and January 31, 2001 and the Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2001 and for the period July 11, 1997 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Berkshire Collection Inc. as of December 31, 2001 and January 31, 2001, and the results of its operations and changes in its cash flows for the periods ending December 31, 2001 and from July 11, 1997 (Inception) through December 31, 2001 in conformity with generally accepted accounting principles.

/S/ Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.


February 22, 2002
                     THE BERKSHIRE COLLECTION INC.
                   (A DEVELOPMENT STATE ENTERPRISE)

                             BALANCE SHEET
              AS AT DECEMBER 31, 2001 ANDJANUARY 31, 2001

                                ASSETS
                                                DECEMBER 31      JANUARY 31
                                                       2001          2001

CURRENT ASSETS                               $           0       $      0

TOTAL ASSETS                                             0              0

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DUE TO A RELATED PARTY                          1,500              0

TOTAL CURRENT LIABILITIES                            1,500              0

     STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     50,000,000 AUTHORIZED, 851,000 ISSUED
     AND OUTSTANDING                                   851            851

     ADDITIONAL PAID-IN CAPITAL                      1,904          1,904

     PREFERRED STOCK $0.001 PAR VALUE
     20,000,000 SHARES AUTHORIZED, NONE                  0              0
     OUTSTANDING
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                        (  4,255)       ( 2,755)

TOTAL STOCKHOLDERS' EQUITY                        (  1,500)         (   0)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $         0      $       0



THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL
STATEMENTS

                     THE BERKSHIRE COLLECTION INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF OPERATIONS
                 FOR THE PERIODS DECEMBER 31, 2001 AND
          JULY 11, 1997 (INCEPTION) THROUGH JANUARY 31, 2001

                                                  DECEMBER 31   JANUARY 31

                                                       2001         2001

REVENUES                                          $       0       $    0

OPERATING EXPENSES
     LEGAL AND PROFESSIONAL FEES                      1,500        2,000
     OFFICE EXPENSES                                      0          755

TOTAL OPERATING EXPENSES                              1,500        2,755

NET (LOSS) FOR THE PERIOD                         (   1,500)  (    2,755)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                               851,000      851,000

NET LOSS PER SHARE                              $ (    0.00) $ (    0.00)


















THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL
STATEMENTS
                     THE BERKSHIRE COLLECTION INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF STOCKHOLDER'S EQUITY
               FOR THE PERIOD JULY 11, 1997 (INCEPTION)
                       THROUGH DECEMBER 31, 2001


                   COMMON    COMMON  PREFERRED  PREFERRED              DEFICIT
                   STOCK     STOCK   STOCK      STOCK      ADDITIONAL  ACCUMULATED  TOTAL
                   NUMBER    AMOUNT  NUMBER     AMOUNT                 DURING       STOCKHOLDER
                   OF        OF      OF         OF         PAID-IN     THE
                   SHARES    SHARES  SHARES     SHARES     CAPITAL     DEVELOPMENT  EQUITY
                                                                       STAGE

COMMON STOCK
ISSUED JULY 11,
1997 FOR           500000    500     0          0          500          0            1,000
SERVICES

COMMON STOCK
ISSUED JULY 15,    91000     91      0          0          364          0            455
1997 FOR
CASH

COMMON STOCK
ISSUED MARCH 13,
2000 FOR           60000     60      0          0          240          0            300
CASH

COMMON STOCK
ISSUED JULY 31,
200 FOR            200000    200     0          0          800          0            1,000
SERVICES

NET LOSS FOR
THE PERIOD         0         0       0          0          0            2,775        (2,775)

______________________________________________________________________
BALANCES
JANUARY 31,2001    851000    851     0          0          1,904        (2,775)        0

NET LOSS
FOR THE
ELEVEN
MONTHS
ENDED              0         0       0          0          0            (1,500)       (1,500)
JANUARY
31, 2001

_______________________________________________________________________
BALANCES
DECEMBER 31, 2001  851000    851     0          0          1,904        (4,255)       (1,500)









THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  FINANCIAL
STATEMENTS



                  THE BERKSHIRE COLLECTION INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF CASH FLOWS
         FOR THE ELEVEN MONTH PERIOD ENDING DECEMBER 31, 2001
             AND FOR THE PERIOD JULY 11, 1997 (INCEPTION)
                       THROUGH JANUARY 31, 2001

                                        DECEMBER 31          JANUARY 31
                                              2001              2001

CASH FLOWS FROM (TO) OPERATIONS
     NET (LOSS) FOR THE PERIOD          $  (1,500)          $   (2,755)
             NON-WORKING CAPITAL ITEMS
              NET INCREASE INAMOUNJTS
              DUE TO RELATED PARTY          1,500                0

TOTAL CASH FLOWS FROM (TO) OPERATIONS           0                (2,755)

CASH FLOWS FROM (TO) INVESTMENT ACTIVITIES      0                 0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
     ISSUANCE OF COMMON STOCK                   0                 2,755

TOTAL CASH FLOWS FROM (TO)
FINANCING ACTIVITIES                            0                 2,755

NET INCREASE (DECREASE IN CASH
FOR THE PERIOD                                  0                 0

CASH BEGINNING OF THE PERIOD                    0                 0

CASH END OF THE PERIOD                      $   0             $   0








    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                              STATEMENTS
                     THE BERKSHIRE COLLECTION INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001

NOTE I - ORGANIZATION AND HISTORY

The Company is a Delaware Corporation and has been in the development stage since its formation on July 11, 1997.

The Company's only activities have been organizational, directed at acquiring its principle assets, raising its initial capital and developing its business plan.

NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since inception.

ACCOUNTING METHOD

The Company records income and expenses on the accrual method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, cash on deposit, and  highly liquid investments with maturities generally of three
months  or  less.   At  December 31,  2001  there  were  no  cash
equivalents.

YEAR END

The  Company  has  elected to have a fiscal year  ended  December 31st.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ management believes that the estimates are reasonable.


NOTE III - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company has advanced the sum of $1,500 to pay expenses incurred in the preparation and filing of reports due under the Exchange Act of 1934.



Item      8.   Changes And Disagreements With Accountants On
          Accounting And Financial Disclosures

There have been no changes or disagreements with the Company's independent outside auditor.


PART III

ITEM      9.      Directors,  Executive Officers,  Promoters  And
          Control Persons; Compliance With Section 16(A)  Of  The
          Exchange Act

The Directors and Executive Officers of the registrant are as follows:

    Name                 Age  Position              Period of Service

Sandy Winick             41   President, Secretary,
                              Treasurer,            Director since
                                                    Inception

In July, 1997, Mr. Winick was elected as the sole officer and director of Berkshire by the current shareholders, of whom he is majority stockholder. He will serve until the first annual meeting of shareholders and her successor(s) are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Biographical Information

Sandy Winick became Berkshire's President, Secretary, Treasurer and Director in July, 1997. He is currently Treasurer and Director of Digital World Cup Inc. a company that plans on conducting Internet golf tournaments that emulate and parallel actual golf tournaments on the four major professional tours, PGA, Senior PGA, LPGA and the European PGA. He is also Vice-President of Danbury Financial Corp., providing liaison with clients, negotiation of funding agreements, creating new business and monitoring that company's entire loan portfolio. He is also President of The Heritage Collection Ltd.

For the two-year period, 1997 to 1999, Mr. Winick served as CEO of Millenia Corporation; a US publicly traded company. His duties there, in addition to day-to-day administration, included funding, acquisition and consolidation of several businesses and completing a reverse takeover with a private company. Previous activities include serving as an independent financial consultant with Madison Consulting Group from 1992 through 1996; President and CEO of Naturally Niagara Inc., a full service beverage manufacturer and distributor from 1991 to 1992 and from 1989 to 1991, President of Payless Furniture, a thirteen-unit chain of furniture stores.




Item 10.  Executive Compensation

During the year ended December 31, 2001, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.

Item      11. Security Ownership Of Certain Beneficial Owners And
Management

The following table sets forth information, as of September 30, 2000 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

Title         Name and Address of  Amount and Nature  Percent of
              Owner                of Ownership       Ownership

     Sandy Winick                  500,000            58.75
     President, Treasurer, and Director
     3266 Yonge Street, Suite 1208
     Toronto, Ontario M4N 3P6 Canada

Sandringham Investments Limited    200,000            23.50
      404 Scott Point Drive
      Salt Spring Island, BC V8K 2R2 Canada

     All Executive Officers and Directors
     as a Group (1 Individual)     500,000            58.75

Item 12.  Certain Relationships and Related Transactions

None

Item 13.  Exhibits and Reports for Form 8-K

There are no Exhibits or Reports on Form 8-K

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BERKSHIRE COLLECTION INC.      By:    /S/   Sandy Winick
                                         Director and President
                                         February 27, 2002