Form 10QSB
period 2002-03-31
BERKSHIRE COLLECTION INC /DE/
filed 2002-05-13
CIK 1135634

United States
             Securities and Exchange Commission
                    Washington, DC 20549

                        FORM 10 Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        For the quarterly period ended MARCH 31, 2002

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

Check whether the registrant filed all documents and reports required To be filed by Section 12, 13 or 15D of the Exchange Act after the Distribution of Securities under a plan confirmed by a court.
                      Yes ____  No ____

            APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's
   common equity as of the last practicable date:        851,000

Transitional Small Business Disclosure Format (check one)
                Yes  ___     No     X




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


THE BERKSHIRE COLLECTION INC.

Dated: April 30, 2002         /S/ Sandy Winick,
                         Sandy Winick, President


                          EXHIBIT A



             MARCH 31, 2002 FINANCIAL STATEMENTS
                  (PREPARED BY MANAGEMENT)
                THE BERKSHIRE COLLECTION INC.
              (A DEVELOPMENT STATE ENTERPRISE)

                        BALANCE SHEET
                    AS AT MARCH 31, 2002
                  (PREPARED BY MANAGEMENT)

                           ASSETS


CURRENT ASSETS                                     $     0

TOTAL ASSETS                                             0

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     DUE TO A RELATED PARTY                              1900

TOTAL CURRENT LIABILITIES                                1900

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     50,000,000 AUTHORIZED, 851,000 ISSUED
     AND OUTSTANDING                                     851

     ADDITIONAL PAID-IN CAPITAL                          1904

     PREFERRED STOCK $0.001 PAR VALUE
     20,000,000 SHARES AUTHORIZED, NONE                  0
     OUTSTANDING
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                             (4,655)

TOTAL STOCKHOLDERS' EQUITY                        (     1900)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     0



                     SEE ATTACHED NOTES

                THE BERKSHIRE COLLECTION INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF OPERATIONS
      FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2001
                  (PREPARED BY MANAGEMENT)


REVENUES                                 $             0
OPERATING EXPENSES
     MANAGEMENT FEES                                   400


TOTAL OPERATING EXPENSES                               400

NET (LOSS) FOR THE PERIOD                     (        400)

NET LOSS PER SHARE                           $(        0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                  851,000


















                     SEE ATTACHED NOTES

                THE BERKSHIRE COLLECTION INC.
              (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF CASH FLOWS
     FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2001
                  (PREPARED BY MANAGEMENT)


CASH FLOWS FROM (TO) OPERATIONS
     NET (LOSS) FOR THE PERIOD                       $ (    400)
     NON-WORKING CAPITAL ITEMS
              NET INCREASE INAMOUNJTS
              DUE TO RELATED PARTY                          400

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES             0

CASH FLOWS FROM (TO) INVESTMENT ACTIVITIES                  0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                   0

NET INCREASE (DECREASE IN CASH FOR THE PERIOD               0

CASH BEGINNING OF THE PERIOD                                0

CASH END OF THE PERIOD                            $         0
















                     SEE ATTACHED NOTES

                NOTES TO FINANCIAL STATEMENTS
                  (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying Financial Statements have been prepared in accordance with US Securities and Exchange Commission
("SEC") requirements for interim financial statements.
Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 31, 2001 financial statements of The
Berkshire Collection Inc. ("Registrant")

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for a full year. In the opinion of management the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

NOTE 2 - DUE TO RELATED PARTY

The registrant's president, Sandy Winick has advanced a total of $1,900 to pay for accounting and filing expenses.