Form 10QSB
period 2002-06-30
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                            Commission File #0-32443

                         THE BERKSHIRE COLLECTION, INC.
        (Exact name of small business issuer as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   98-0219211
                       (IRS Employer Identification Number)

             3266 Yonge Street, Suite 1208, Toronto, Ontario MAN 3P6
                (Address of principal executive offices)(Zip Code)

                                 (416) 918-2209
                (Registrant's telephone no., including area code)

              3215 Mathers Avenue, West Vancouver, Canada  V7V 2K6
    (Former name, former address and former fiscal year, if changed since last report

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

The number of shares outstanding of the Company's common stock as of May 11, 2005 is shown below:

Title of Class Number of Shares Outstanding Common Stock, $.001 par value per share 132,627,880

Documents Incorporated by Reference: None

                         THE BERKSHIRE COLLECTION, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Consolidated Financial  Statements                               F-1

Item  2  -  Management's  Discussion and Analysis or Plan of Operations        4

Item  3  -  Controls and Procedures                                            9


PART II  -  OTHER INFORMATION

Item 1 -    Legal Proceedings                                                  9

Item 2 -    Changes in Securities                                              9

Item  6  -  Exhibits                                                           9

SIGNATURES                                                                    10

                            FORWARD LOOKING STATEMENT

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2001. Certain statements in this Form 10QSB are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. See "Forward Looking Information" below.

The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.



                  THE BERKSHIRE COLLECTION INC.
                 (A development Stage Company)

                         BALANCE SHEET
                       AS AT June 30, 2002
                          (Unaudited)

                                                          2002
                                                     -----------
                            ASSETS
CURRENT

    Cash                                                      0
    Accounts Receivable                                       0
                                                     -----------

OTHER ASSETS
     Machinery and Equipment                                  0
     Organizational costs                                 1,503
                                                     -----------
                                                          1,503
                                                     ============

                        LIABILITIES

CURRENT LIABILITIES

Accounts payable                                              0
Loans payable                                                 0
                                                     -----------

                     SHAREHOLDERS EQUITY

COMMON STOCK
50,000,000 authorized shares, no par value , issued and
outstanding 3,014,270                                     1,503

PAID IN CAPITAL                                               0

RETAINED EARNINGS (LOSS)                                      0
                                                     -----------

Total Shareholders' Equity
                                                     -----------
                                                          1,503
                                                     ============



These financial statements and notes thereto present fairly, in all material respects, the financial position of the company and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States, consistently applied and hereby certified by Sandy Winick, President, Secretary, Treasurer and Director for The Berkshire Collection Inc.

     The accompany notes form a integral part of these financial statements


               THE BERKSHIRE COLLECTION INC.
              (A development Stage Company)

                  STATEMENT OF CASH FLOWS
                    AS AT June 30, 2002
                       (Unaudited)

                                                         2002
                                                     -----------
Net Income (Loss)                                             0
                                                     -----------

Adjustments to income

Change in Accounts Receivable                                 0

Change in Accounts payable                                    0
Change in Loan Payable                                        0
                                                     -----------

Cash Used in Operations                                       0

Investing Activities                                          0

Financing Activities                                          0

Sale of Common Stock                                          0

Cash Provided by Financing                                    0
                                                     -----------

Net Cash                                                      0

Beginning Cash                                                0
                                                     -----------

Ending Cash                                                   0
                                                     ===========

Supplemental Information

Taxes                                                         0
                                                     ===========

Interest                                                      0
                                                     ===========



These financial statements and notes thereto present fairly, in all material respects, the financial position of the company and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States, consistently applied and hereby certified by Sandy Winick, President, Secretary, Treasurer and Director for The Berkshire Collection Inc.

     The accompany notes form a integral part of these financial statements


               THE BERKSHIRE COLLECTION INC.
               (A development Stage Company)

                  STATEMENT OF OPERATIONS
              FOR THE QUARTER ENDED June 30, 2002
                        (Unaudited)


                                                         2002
                                                     -----------
REVENUES

Revenues                                                      0
                                                     -----------
TOTAL REVENUES                                                0
                                                     -----------

EXPENSES

General & Administrative                                      0
Consulting                                                    0
Officer Contributed Services                                  0
                                                     -----------

TOTAL EXPENSES                                                0
                                                     -----------

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                              0

Provision for income taxes                                    0
                                                     -----------

NET (LOSS)                                                    0

Basic and Diluted Earnings per Share                 $     0.00
                                                     ===========
Weighted Average Number of Common Shares              3,014,270
                                                     ===========



These financial statements and notes thereto present fairly, in all material respects, the financial position of the company and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States, consistently applied and hereby certified by Sandy Winick, President, Secretary, Treasurer and Director for The Berkshire Collection Inc.

     The accompany notes form a integral part of these financial statements.


                                 THE BERKSHIRE COLLECTION INC.
                                (A development Stage Company)

                              STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the Quarter Ended June 30, 2002
                                         (Unaudited)

                                                         Additonal                       Total
                                                          Paid-In    Accumulated     Stockholders'
                                     Shares     Amount    Capital      Deficit      Equity/(Deficit)
                                    ----------------------------------------------------------------
Opening Balance, January 1, 2002    3,014,270                                            1,503





Net Loss for the period                                                     0                0
                                    ----------------------------------------------------------------
                                    3,014,270                     0         0            1,503
                                    ================================================================


These financial statements and notes thereto present fairly, in all material respects, the financial position of the company and the results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States, consistently applied and hereby certified by Sandy Winick, President, Secretary, Treasurer and Director for The Berkshire Collection Inc.

    The accompany notes form an integral part of these financial statements.

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)

1.  General  Organization  and  Business

The Berkshire Collection Inc. (the Company), was organized under the laws of the State of Delaware on July 11, 1997. The Company is in a development stages.

2.  Summary  of  Significant  Accounting  Practices

The  relevant  accounting  policies  and  procedures  are  listed  below.

Accounting  Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Management  Certification

The financial statements herein are certified by the officer of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Earnings  per  Share

The basic earnings (loss) pre share are calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basis weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options warrants or similar securities since inception.

Dividends

The Company has not yet adopted any dividend policy regarding payment of dividends. No dividends have been paid during the periods shown.

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)

Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts  Receivable

The  trade  accounts  receivable  and  allowances for bad debts are shown below:

                                        As  At
                                       06/30/02

Trade  Accounts  Receivable          $         0
     Less:  Allowances                         0
                                     -----------

     Trade Accounts Receivable, net  $         0
                                     ===========

Machinery  and  Equipment

Machinery and equipment will be stated at cost. Depreciation will be computed using the straight-line method over the estimated useful lives. Maintenance and repairs are charged to expense as incurred. As of the balance sheet dates, there was no Machinery and Equipment.

                                        As  At
                                       06/30/02

     Machinery  and  Equipment       $         0
     Less; Accumulated Depreciation            0
                                     -----------

     Machinery and Equipment, net    $         0
                                     ===========

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)


Revenue  Recognition

The  company  recognizes  revenues  when  earned.

Advertising

Advertising is expensed when incurred. There has been no advertising since inception.

Income  Taxes

The provision for incomes taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred incomes taxes where differences exist between the period in which transactions affect current income and the period in which they enter into the determination of net income in the financial statements.

3.  Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is in its development stage. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

4.  Stockholders'  Equity

Common Stock - The Company was organized under the laws of the state of Delaware on July 11, 1997, and has authorized shares of 50,000,000 common shares with a par value of $0.001 and has 20,000,000 preferred shares authorized with a par value of $0.001.

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)

5.  Provision  for  Income  Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109 accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rate in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $0 which is calculated multiplying a 15% estimated tax rate by the items making up the deferred tax account, the Net Operating Loss
(NOL)  of  $0.  The  total  valuation  allowance  is  a  comparable  $0.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the quarter ended June 30, 2002 it is as follows:

     Net  changes  in  Deferred  Tax  Benefit
     Less  valuation  account                    0

     Current  Taxes  Payable                     0
                                              ------

     Net  Provision  for  Income  Taxes          0
                                              ======


6.  Segment  Information

Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. For the period(s) shown there have been no revenues in which to segment.

7.  Operating  Leases  and  other  Commitments

The  Company  also  has  no  lease  obligations.

8.  The  Effect  of  Recently  issued  Accounting  Standards

Below is a listing of the most recent accounting standards and their effect on the Company.

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)


SFAS  148  -  Accounting  for Stock-Based Compensation-Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 - Financial Instruments with Characteristics of both Liabilities and Equity

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into to modified after May 31, 2002.

Interpretation  No.  46  (FIN  46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future. The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

9.  Long  Term  Debt

The  Company  has  no  long  term  debt  or  similar  contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The Berkshire Collection, Inc. ("Berkshire" or "Company"), a Delaware corporation, was organized on July 11, 1997. Our principle executive office is located at 3266 Yonge Street, Suite 1208, Toronto, Ontario, MAN 3P6 and has been in a developmental stage until the 1st quarter of 2005. Berkshire is a publicly traded company listed on the Pink Sheets under the symbol "NPPT". Berkshire currently has no subsidiaries.
The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

- The Company's ability to continue to obtain sources of outside financing to allow the Company to continue to develop a business strategy.

-    The  Company's  ability  to  locate  attractive  acquisitions.

- The Company's ability to increase profitability and sustain a cash flow level that will ensure support for operations.

BUSINESS STRATEGY

To date, the Company's only business activities have been organizational, and development of a business plan. The Company has not commenced commercial operations. On February 15, 2002, the Company completed an Agreement and Plan of Merger with SecurityPlus, Inc., a Delaware corporation. However, on April 25, 2002, the Company and SecurityPlus, Inc. determined that they were unable to complete the Agreement and Plan of Merger and rescinded all agreements and plans.

The Company currently operates as a development stage company, while formulating a plan to improve its financial position. The Board of Directors adopted a new strategy subsequent to December 31, 2002, which committed the Company to seek a merger/acquisition transaction with a Company having better financial resources.

PLAN OF OPERATIONS

The Company intends to seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. The Company does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. See "Item 1. Description of Business - Risk Factors"

RESULTS OF OPERATIONS

To date, the Company's only business activities have been organizational, and development of a business plan. The Company has not commenced commercial operations.

RISK FACTORS

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

1.     Going Concern Risk
       ------------------

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2001 and for the six months ended June 30, 2002, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's long-term viability as a going concern involves a high degree of risk.

2.    No  Current  Relevant  Operating  History.  The  Company  has  no  current
      -------------------------------------
     relevant  operating  history,  revenues  from  operations,  or  assets. The
     Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3.    No Assurance of Success or Profitability.  There is no assurance that the
      ----------------------------------------
     Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

4.    Type of Business Acquired.  The type of business to  be  acquired  may  be
      -------------------------
     one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

5.    Lack of Diversification.  Because of the  limited financial  resources  of
      -----------------------
     the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

6.    Regulations.  An acquisition made  by the Company  may  be  of a  business
      ------------
     that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

7.   Conflicts of Interest.  Certain conflicts  of  interest  exist  between the
     ---------------------
     Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

8.   Indemnification  of  Officers and  Directors.  The  Company's  Articles  of
     ------------------------------------------
     Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company; thus, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

9.   Dependence upon Outside Advisors.  To  supplement  the  business experience
     --------------------------------
     of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

10.   Need for Additional Financing.  The Company's  funds  will not be adequate
      ------------------------------
     to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital or find an acquisition candidate or merger candidate. If no funds or acquisition or merger candidate is available, the Company's operations will be limited to those that can be financed with its modest capital or the Company will cease all operations.

11.   Competition.  The search for potentially profitable business opportunities
      -----------
     is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

12.   No Foreseeable Dividends.  The  Company  has  not  paid  dividends  on its
      -------------------------
     Common Stock and does not anticipate paying such dividends in the foreseeable future.

13.   Loss  of  Control by Present Management and Shareholders.  The Company may
      ------------------------------------------------------
     consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

14.   Dilutive  Effects  of  Issuing  Additional  Common Stock.  The majority of
      ----------------------------------------------------
     the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. See "Series B Common Shares Authorized," below.

15.   Thinly-traded Public  Market.  There  currently is only a thinly traded or
      ---------------------------
     virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30, 2001.

The financials for the three months ended June 30, 2002 did not change in comparison to the three months ended June 30, 2001. There were no revenues and no liabilities.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001.

The financials for the six months ended June 30, 2002 did not change in comparison to the six months ended June 30, 2001. There were no revenues and no liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The company is currently not liquid and has no capital in which to continue operations. The Company is currently a development stage company. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

- The Company's ability to continue to obtain sources of outside financing to allow the Company to continue to develop a business strategy.

-    The  Company's  ability  to  locate  attractive  acquisitions.

- The Company's ability to increase profitability and sustain a cash flow level that will ensure support for operations.

2002 OUTLOOK

Management intends to seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. See "Item 1. Description of Business - Risk Factors"

RECENT  FINANCING

In 2002, Berkshire received no money from private placements or in loans from officers of the company.

FORWARD-LOOKING INFORMATION-GENERAL

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's operations are also significantly affected by factors which are outside the control of the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein

ITEM 3.  CONTROLS AND PROCEDURES.

Sandy Winick, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

ITEM 1.  LEGAL PROCEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from April 1, 2002 through June 30, 2002, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

No shares have been issued.

ITEM  6  -  EXHIBITS AND REPORTS ON FORM  8-K

Exhibits

     Exhibit 31.1 - Certification of Chief Executive Officer of The Berkshire Collection, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 - Certification of Chief Financial Officer of The Berkshire Collection, Inc required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 -- Certification of Chief Executive Officer of The Berkshire Collection, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
Section 1350 of  18  U.S.C. 63.

     Exhibit 32.2 -- Certification of Chief Financial Officer of The Berkshire Collection, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
Section 1350 of 18 U.S.C. 63.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     THE BERKSHIRE COLLECTION, INC

By:  /s/ Sandy Winick                          Date: May 11, 2005
     -------------------------------------
     Sandy Winick,
     Chairman of the Board and
     Chief Executive Officer