Form 10QSB
period 2002-09-30
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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



                 THE BERKSHIRE COLLECTION INC.
                (A development Stage Company)

                        BALANCE SHEET
                   AS AT September 30, 2002
                        (Unaudited)

                                                          2002
                                                      -------------
                            ASSETS
CURRENT

    Cash                                                      0
    Accounts Receivable                                       0
                                                      -------------

OTHER ASSETS
     Machinery and Equipment                                  0
     Organizational costs                                 1,503
                                                      -------------
                                                          1,503
                                                      =============

                           LIABILITIES

CURRENT LIABILITIES

Accounts payable                                              0
Loans payable                                                 0
                                                      -------------

                        SHAREHOLDERS EQUITY

COMMON STOCK
50,000,000 authorized shares, no par value , issued and
outstanding 3,014,270                                     1,503

PAID IN CAPITAL                                               0

RETAINED EARNINGS (LOSS)                                      0
                                                      -------------

Total Shareholders' Equity
                                                      -------------
                                                          1,503
                                                      =============


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

     The accompany notes form a integral part of these financial statements


                   THE BERKSHIRE COLLECTION INC.
                  (A development Stage Company)

                     STATEMENT OF CASH FLOWS
                    AS AT September 30, 2002
                         (Unaudited)

                                                            2002
                                                      -------------
Net Income (Loss)                                                0

Adjustments to income

Change in Accounts Receivable                                    0

Change in Accounts payable                                       0
Change in Loan Payable                                           0
                                                      -------------

Cash Used in Operations                                          0

Investing Activities                                             0

Financing Activities                                             0

Sale of Common Stock                                             0

Cash Provided by Financing                                       0
                                                      -------------

Net Cash                                                         0

Beginning Cash                                                   0
                                                      -------------

Ending Cash                                                      0
                                                      =============
Supplemental Information

Taxes                                                            0
                                                      =============
Interest                                                         0
                                                      =============



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

     The accompany notes form a integral part of these financial statements


                    THE BERKSHIRE COLLECTION INC.
                   (A development Stage Company)

                      STATEMENT OF OPERATIONS
               FOR THE QUARTER ENDED September 30, 2002
                           (Unaudited)


                                                            2002
                                                      -------------
REVENUES

Revenues                                                         0
                                                      -------------

TOTAL REVENUES                                                   0
                                                      -------------

EXPENSES

General & Administrative                                         0
Consulting                                                       0
Officer Contributed Services                                     0
                                                      -------------

TOTAL EXPENSES                                                   0
                                                      -------------

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                                 0

Provision for income taxes                                       0
                                                      -------------

NET (LOSS)                                                       0

Basic and Diluted Earnings per Share                    $     0.00
                                                      =============

Weighted Average Number of Common Shares                 3,014,270
                                                      =============



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


THE BERKSHIRE COLLECTION INC.
                             (A development Stage Company)

                           STATEMENTS OF STOCKHOLDERS' EQUITY
                        For the Quarter Ended September 30, 2002
                                      (Unaudited)

                                                              Additonal                     Total
                                                               Paid-In   Accumulated    Stockholders'
                                      Shares       Amount      Capital     Deficit     Equity/(Deficit)
                                     -------------------------------------------------------------------
Opening Balance, January 1, 2002     3,014,270                                                 1,503





Net Loss for the period                                                          0                 0
                                     -------------------------------------------------------------------
                                     3,014,270                       0           0             1,503
                                     ===================================================================



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

                               September 30, 2002

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

                               September 30, 2002

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

                                        As At
                                      09/30/02

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

                                        As At
                                      09/30/02

     Machinery  and  Equipment       $         0
     Less; Accumulated Depreciation            0
                                     -----------

     Machinery and Equipment, net    $         0
                                     ===========

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002

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

                               September 30, 2002

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the quarter ended September 30, 2002 it is as follows:

     Net  changes  in  Deferred  Tax  Benefit
     Less  valuation  account                    0

     Current  Taxes  Payable                     0
                                               -----

     Net  Provision  for  Income  Taxes          0
                                               =====


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

                               September 30, 2002

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

ITEM 2. MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS

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

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2001 and for the nine months ended September 30, 2002, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern involves a high degree of risk.

2.   No  Current Relevant Operating History. The Company has no current relevant
     -------------------------------------
     operating history, revenues from operations, or assets. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3.   No  Assurance  of  Success or Profitability. There is no assurance that the
     ------------------------------------------
     Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

4.   Type  of  Business Acquired. The type of business to be acquired may be one
     ---------------------------
     that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

5.   Lack  of Diversification. Because of the limited financial resources of the
     ------------------------
     Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

6.   Regulations.  An  acquisition made by the Company may be of a business that
     -----------
     is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

7.   Conflicts  of  Interest.  Certain  conflicts  of interest exist between the
     -----------------------
     Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

8.   Indemnification  of  Officers  and  Directors.  The  Company's  Articles of
     ---------------------------------------------
     Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company; thus, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

9.   Dependence  upon Outside Advisors. To supplement the business experience of
     ---------------------------------
     management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

10.  Need  for Additional Financing. The Company's funds will not be adequate to
     ------------------------------
     take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital or find an acquisition candidate or merger candidate. If no funds or acquisition or merger candidate is available, the Company's operations will be limited to those that can be financed with its modest capital or the Company will cease all operations.

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

12.  No  Foreseeable Dividends. The Company has not paid dividends on its Common
     -------------------------
     Stock and does not anticipate paying such dividends in the foreseeable future.

13.  Loss  of  Control  by  Present Management and Shareholders. The Company may
     ----------------------------------------------------------
     consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

14.  Dilutive  Effects  of  Issuing Additional Common Stock. The majority of the
     ------------------------------------------------------
     Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. See "Series B Common Shares Authorized," below.

15.  Thinly-traded  Public  Market.  There  currently is only a thinly traded or
     -----------------------------
     virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

The financials for the three months ended September 30, 2002 did not change in comparison to the three months ended September 30, 2001. There were no revenues and no liabilities.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

The financials for the nine months ended September 30, 2002 did not change in comparison to the nine months ended September 30, 2001. There were no revenues and no liabilities.

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


                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

ITEM 1.  LEGAL PROCEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from July 1, 2002 through September 30, 2002, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

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