Form 10KSB
period 2002-12-31
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2002

                            Commission File #0-32443
                         THE BERKSHIRE COLLECTION, INC.
             (Exact name of registrant as specified in its charter)

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

              3215 Mathers Avenue, West Vancouver, Canada  V7V 2K6
    (Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]  No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for year ended December 31, 2002: $0. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 11, 2005 was $0. Number of shares of the registrant's common stock outstanding as of May 11, 2005 was 132,627,880.

                                TABLE OF CONTENTS



                                     PART I

Item  1.     Description  of  Business                                     3

Item  2.     Description  of  Properties                                   6

Item  3.     Legal  Proceedings                                            6

Item  4.     Submission of Matters to a Vote of Security Holders           6

Item  5.     Market  for Registrant's Common Equity, Related
             Stockholder Matters and  Small  Business
             Issuer  Purchase  of  Equity  Securities                      6


                                     PART II

Item  6.     Management's Discussion and Analysis of Financial
             Conditions and Results  of  Operations                        7

Item  7.     Financial  Statements                                       F-1

Item  8.     Changes  in  and  Disagreements  with Accountants on
             Accounting and Financial  Disclosure                          9

Item  8A.    Controls  and  Procedures                                     9

Item  8B.    Reports  on  Form  8-K                                        9

                                    PART III

Item  9.     Directors,  Executive  Officers,  Promoters  and
             Control  Persons; Compliance with Section 16(a) of
             the Exchange Act                                              9

Item  10.    Executive  Compensation                                      10

Item  11.    Security Ownership of Certain Beneficial Owners
             and Management                                               11

Item  12.    Certain Relationships  and  Related  Transactions            12

Item  13.    Exhibits                                                     12

Item  14.    Principal  Accountant  Fees  and  Services                   12

                                   SIGNATURES

                            FORWARD LOOKING STATEMENT

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

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL  INFORMATION  ABOUT  THE  BERKSHIRE  COLLECTION,  INC.

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

1.     Going  Concern  Risk
       --------------------
We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and 2001, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern.
The Company's long-term viability as a going concern involves a high degree of risk.

2.   No  Current  Relevant  Operating  History.  The  Company  has  no  current
     -----------------------------------------
     relevant  operating  history,  revenues  from  operations,  or  assets. The
     Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

4.   Type  of  Business  Acquired.  The type of business  to  be acquired may be
     ----------------------------
     one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

5.   Lack  of  Diversification.  Because of the  limited  financial resources of
     -------------------------
     the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

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

8.   Indemnification  of  Officers  and  Directors.  The Company's  Articles  of
     ----------------------------------------------
     Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company; thus, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

9.   Dependence  upon  Outside Advisors.  To supplement  the business experience
     ---------------------------------
     of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

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

12.   No  Foreseeable  Dividends.  The  Company  has not paid dividends  on  its
      ---------------------------
     Common Stock and does not anticipate paying such dividends in the foreseeable future.

13.   Loss of Control by Present Management and Shareholders.  The  Company  may
      -----------------------------------------------------
     consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

14.   Dilutive  Effects  of  Issuing Additional  Common Stock.  The majority  of
      -------------------------------------------------------
     the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. See "Series B Common Shares Authorized," below.

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

TITLE  TO  PROPERTIES

The  Company  owns  no  real  estate.

EMPLOYEES

As of May 16, 2005, Berkshire had no full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Berkshire's principal executive offices are located at 3266 Yonge Street, Suite 1208, Toronto, Ontario, MAN 3P6 in approximately 100 square feet of office space that is provided free of charge by Sandy Winick, the Company's sole officer and director. The Company believes that this office space is adequate for the Company's present and future needs.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

As of the date hereof, Berkshire is not a party to any material legal proceedings, and none are known to be contemplated against Berkshire.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

As of December 31, 2002, Berkshire had 3,014,270 shares of common stock outstanding and had approximately 150 certificate stockholders of record.

The Company was not trading in 2002. The Company commenced trading on the OTC Bulletin Board commencing on May 11, 2004.


The bid price of our common stock was $0.0001 per share on May 11, 2005. There are approximately 150 certificate shareholders of record as of May 11, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2002



                                                                         Number of Securities
                                                                         remaining available for
                                                                         future issuance under
                       Number of Securities to                           equity compensation
                       be issued upon exercise  Weighted-average price   plans(excluding
                       of outstanding options,  of outstanding options   securities reflected in
                       warrants and rights      warrants and rights      column (a))
                       --------------------     --------------------     -----------------------
                               (a)                       (b)                       (c)
                       --------------------     --------------------     -----------------------

Equity compensation
plans approved by
security holders                0                          0                          0
                       --------------------     --------------------     -----------------------
Equity compensation
plans not approved by
security holders                0                          0                          0
                       --------------------     --------------------     -----------------------
TOTAL                           0                          0                          0
                       --------------------     --------------------     -----------------------

OUR  TRANSFER  AGENT  IS:

American  Heritage  Stock  Transfer  Inc.
80  Tiverton  Court
Suite  205
Markham,  Ontario  L3R  0G4

DIVIDENDS

There have been no dividends declared in the past two years. We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

                                     PART II


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITIONS AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

BUSINESS  STRATEGY

Berkshire currently operates as a development stage company, while formulating a plan to improve its financial position. The Board of Directors adopted a new strategy subsequent to December 31, 2002, which committed the Company to seek a merger/acquisition transaction with a Company having better financial resources.

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

2005  OUTLOOK

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

OFF  BALANCE  SHEET  ARRANGEMENT

During the year ended December 31, 2002, the Company had no off balance sheet arrangements.

FORWARD-LOOKING  INFORMATION-GENERAL

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's operations are also significantly affected by factors which are outside the control of the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

The  financial  statements  of  the company are set forth beginning on page F-1.



                          THE BERKSHIRE COLLECTION INC.
                          -----------------------------
                          (A development Stage Company)

                                  BALANCE SHEET
                             AS AT DECEMBER 31, 2002
                                   (Unaudited)

                                                                  2002
                                                                ---------
                                     ASSETS
CURRENT

    Cash                                                                0
    Accounts Receivable                                                 0
                                                                ---------

OTHER ASSETS
     Machinery and Equipment                                            0
     Organizational costs                                           1,503
                                                                ---------
                                                                    1,503
                                                                =========

                                  LIABILITIES

CURRENT LIABILITIES

Accounts payable                                                        0
Loans payable                                                           0
                                                                ---------

                              SHAREHOLDERS EQUITY

COMMON STOCK
50,000,000 authorized shares, no par value , issued and
outstanding 3,014,270                                               1,503

PAID IN CAPITAL                                                         0

RETAINED EARNINGS (LOSS)                                                0
                                                                ---------

Total Shareholders' Equity
                                                                ---------
                                                                    1,503
                                                                =========


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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF CASH FLOWS
                             AS AT DECEMBER 31, 2002
                                   (Unaudited)

                                                                  2002
                                                                ---------
Net Income (Loss)                                                       0
                                                                ---------
Adjustments to income

Change in Accounts Receivable                                           0

Change in Accounts payable                                              0
Change in Loan Payable                                                  0
                                                                ---------

Cash Used in Operations                                                 0

Investing Activities                                                    0

Financing Activities                                                    0

Sale of Common Stock                                                    0

Cash Provided by Financing                                              0
                                                                ---------

Net Cash                                                                0

Beginning Cash                                                          0
                                                                ---------

Ending Cash                                                             0
                                                                =========
Supplemental Information

Taxes                                                                   0
                                                                =========
Interest                                                                0
                                                                =========


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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   (Unaudited)


                                                                  2002
                                                                ---------
REVENUES

Revenues                                                                0
                                                                ---------

TOTAL REVENUES                                                          0
                                                                ---------

EXPENSES

General & Administrative                                                0
Consulting                                                              0
Officer Contributed Services                                            0
                                                                ---------

TOTAL EXPENSES                                                          0
                                                                ---------

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                                        0

Provision for income taxes                                              0
                                                                ---------

NET (LOSS)                                                              0

Basic and Diluted Earnings per Share                           $     0.00
                                                                =========

Weighted Average Number of Common Shares                        3,014,270
                                                                =========



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


                             THE BERKSHIRE COLLECTION INC.
                             (A development Stage Company)

                           STATEMENTS OF STOCKHOLDERS' EQUITY
                          For the Year Ended December 31, 2002
                                      (Unaudited)

                                                      Additonal                       Total
                                                       Paid-In   Accumulated     Stockholders'
                                    Shares     Amount  Capital    Deficit       Equity/(Deficit)
Opening Balance, January 1, 2002   3,014,270                                          1,503





Net Loss for the period                                                0                0

                                   3,014,270              0            0            1,503



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

                                DECEMBER 31, 2002

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

                                DECEMBER 31, 2002

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

                                        As At
                                       12/31/02

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

                                        As At
                                       12/31/02

     Machinery  and  Equipment       $         0
     Less; Accumulated Depreciation            0
                                     -----------

     Machinery and Equipment, net    $         0
                                     ===========

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

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

                                DECEMBER 31, 2002

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the year ended December 31, 2002 it is as follows:

     Net  changes  in  Deferred  Tax  Benefit
     Less  valuation  account                        0

     Current  Taxes  Payable                         0
                                              ---------

     Net  Provision  for  Income  Taxes              0
                                              =========


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

                                DECEMBER 31, 2002

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

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

Sandy Winick, our Chief Executive Officer and our Chief Financial Officer, have evaluated our controls and procedures as of December 31, 2002. He has concluded that our disclosure controls and procedures are appropriate and effective.

During the quarter ended December 31, 2002, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM  8B.  REPORTS  ON  FORM  8K
--------------------------------

None

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL PERSONS;
--------------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The directors and officers of the Company, as of May 11, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS  AND  EXECUTIVE  OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company


Name                            Age            Office
------------------             -----           --------
Sandy  Winick                   47            President,  Secretary,  Treasurer


SANDY WINICK was appointed the sole officer and director of Berkshire by the current shareholders, of whom he is majority stockholder, in July of 1997. He is currently President and Director of First Canadian American Holding
Corporation which is a holding company with subsidiaries in a range of businesses. The Company's subsidiaries conduct operations in areas of digital television, radio and building and construction. The company is actively looking at several other opportunities in many different industries such as natural resources, wireless, technology and biotechnology.

From 1997-1999, Mr. Winick served as CEO of Millenia Corporation. His duties, in addition to day-to-day administration, included financing and acquisitions. Previous business activities include serving as an independent financial consultant with Madison Consulting Group from 1992-1996.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

ITEM  401(E)

The  Company  currently  does  not  have  an  audit  committee.

ITEM  401(G)

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2002.

The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers.


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------


SUMMARY  COMPENSATION  TABLE

                            Annual Compensation                          Long Term Compensation
                          -------------------------        --------------------------------------------
                                                                    Awards                  Payouts
                                                            ----------------------------   ------------
                                                      Restricted  Securities
                                         Other Annual   Stock     Underlying     LTIP
Name and            Year  Salary  Bonus  Compensation  award(s)    Options/     Payouts       All Other
Principal Position         ($)     ($)       ($)       (shares)      SARs (#)     ($)       Compensation
------------------- ---- ------- ------ ------------- ----------- ----------- -------------  ------------
Sandy Winick
President,          2000   -0-     -0-         0           0            0          -0-            -0-
Secretary and       2001   -0-     -0-         0           0            0          -0-            -0-
Treasurer           2002   -0-     -0-         0           0            0          -0-            -0-



OPTIONS/SAR  GRANTS  IN  LAST  FISCAL  YEAR

                  Individual  Grants
---------------------------------------------------------------------------
                        Percent of
             Number of    Total
             Securities  Options/
             Underlying   SARs
              Options/  Granted to  Exercise
               SARs     Employees   of Base
              Granted   in Fiscal    Price   Expiration  Grant Date Present
Name            (#)       Year      ($/sh)      Date        Value  ($)
---------- ----------- ----------- ---------- ---------- ------------------
Sandy
Winick          0           0           0        N/A            N/A




---------------------------------------------------------------------------
                                               Number of
                                               Securities      Value of
                                               Underlying    Unexercised In-
                                               Unexercised     The-Money
                                              Options / SARs  Options/SARs
                                             At Fiscal Year- At Fiscal Year-
                 Shares                         End  (#)        End ($)
               Acquired on   Value Realized   Exercisable/    Exercisable/
Name           Exercise (#)       ($)         Unexercisable   Unexercisable
-------------- ------------ ---------------- ---------------- -----------

Sandy
Winick            -0-             -0-              -0-             -0-



EMPLOYMENT  AGREEMENTS

The  Company  has  no  employment  agreements  with  Mr.  Winick.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth certain information as of May 11, 2005 with respect to the beneficial ownership of shares of the Company's common stock by
(i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each of our Directors,
(iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of May 11, 2005, there were 3,014,270 (pre-split) and 132,627,880 (post-split) shares of the Company's common stock issued and outstanding.



                                    Name  and  address  of     Number of Shares  Percentage  of
Title of class                      beneficial owner           of Common Stock   Common Stock (1)
                                   -------------------------  ---------------    ----------------
Common Stock                       Sandy Winick                   2,500,000           83.33%
                                   President, Secretary and
                                   Treasurer
                                   3266 Yonge Street, Suite 1208
                                   Toronto, Ontario M4N 3P6
                                   Canada
---------------------------------  -------------------------  ---------------  ----------------
                                   All Officers and Directors
Common Stock                       as a group (total of 1)        2,500,000           83.33%
---------------------------------  -------------------------  ---------------  ----------------

(1)  Under  Rule  13d-3  promulgated  under  the Exchange Act, a beneficial owner of a security includes  any  person  who,  directly  or  indirectly,  through  any  contract,  arrangement, understanding,  relationship,  or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power  to  dispose  or  direct  the  disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the  power  to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option)  within  60 days of the date as of which the information is provided.  In computing the percentage  ownership  of  any  person, the amount of shares is deemed to include the amount of shares  beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does  not necessarily reflect the person's actual ownership or voting power with respect to the number  of  shares  of  common  stock actually outstanding on May 11, 2005.  As of May 11, 2005 there were 3,014,270 (pre-split) and 132,627,880 (post-split) shares of our common stock issued and  outstanding.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

None.

ITEM  13.  EXHIBITS
-------------------

(a)     The  following  documents  are  filed  as  part  of  this  report

Exhibit  31.1  --   Certification  of  Chief  Executive Officer of The Berkshire
                    Collection,  Inc. required by Rule 13a - 14(1) or Rule 15d -
                    14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit  31.2  --   Certification  of Chief Financial Officer  of  The Berkshire
                    Collection,  Inc. required by Rule 13a - 14(1) or Rule 15d -
                    14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit  32.1  --   Certification  of Chief Executive Officer  of  The Berkshire
                    Collection, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit  32.2  --   Certification  of  Chief  Financial Officer of The Berkshire
                    Collection, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
-----------------------------------------------------

AUDIT  FEES

We were not billed for professional services rendered for an audit of our annual financial statements and reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2002 and December 31, 2001, respectively.

AUDIT-RELATED  FEES

We were not billed and no audit firm performed professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2002 and December 31, 2001.

FINANCIAL  INFORMATION  SYSTEMS  DESIGN  AND  IMPLEMENTATION  FEES

For the fiscal years ended December 31, 2002 and December 31, 2001, we were not billed for, nor did any firm perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2002 and December 31, 2001, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX  FEES

We were not billed for professional services rendered for tax related services for the fiscal years ended December 31, 2002 and December 31, 2001, respectively.

ALL  OTHER  FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Toronto, Canada, on May 11, 2005.

THE  BERKSHIRE  COLLECTION,  INC.

By:  /s/  Sandy  Winick                                   Date:  May  11,  2005
    -------------------------------------
    Sandy  Winick,
    President  and  Chief  Executive  Officer


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  May  11,  2005


By:  /s/  Sandy  Winick
---------------------------------
Sandy  Winick,  President  and  Chief  Executive  Officer


Date:  May  11,  2005
By:  /s/  Sandy  Winick
----------------------------------
Sandy  Winick,  Chief  Financial  Officer