Form 10QSB
period 2003-03-31
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Consolidated  Financial  Statements                            F-1

Item  2  -  Management's Discussion and Analysis or Plan of Operations       4

Item  3  -  Controls  and  Procedures                                        8


PART  II  - OTHER  INFORMATION

Item  1  -  Legal  Proceedings                                               9

Item  2  -  Changes  in  Securities                                          9

Item  6  -  Exhibits                                                         9

SIGNATURES                                                                  10

                            FORWARD LOOKING STATEMENT

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2002. Certain statements in this Form 10QSB are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. See "Forward Looking Information" below.

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


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                                  BALANCE SHEET
                              AS AT March 31, 2003
                                  (Unaudited)

                                                                    2003
                                                                ----------
                                     ASSETS
CURRENT

    Cash                                                                0
    Accounts Receivable                                                 0
                                                                ----------

OTHER ASSETS
     Machinery and Equipment                                            0
     Organizational costs                                           1,503
                                                                ----------
                                                                    1,503
                                                                ==========

                                  LIABILITIES

CURRENT LIABILITIES

Accounts payable                                                        0
Loans payable                                                           0
                                                                ----------

                              SHAREHOLDERS EQUITY

COMMON STOCK
50,000,000 authorized shares, no par value , issued and
outstanding 3,014,270                                               1,503

PAID IN CAPITAL                                                         0

RETAINED EARNINGS (LOSS)                                                0
                                                                ----------
Total Shareholders' Equity
                                                                ----------
                                                                    1,503
                                                                ==========



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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                            STATEMENT OF CASH FLOWS
                              AS AT March 31, 2003
                                  (Unaudited)

                                                                    2003
                                                                ----------
Net Income (Loss)                                                       0
                                                                ----------

Adjustments to income

Change in Accounts Receivable                                           0

Change in Accounts payable                                              0
Change in Loan Payable                                                  0
                                                                ----------

Cash Used in Operations                                                 0

Investing Activities                                                    0

Financing Activities                                                    0

Sale of Common Stock                                                    0

Cash Provided by Financing                                              0
                                                                ----------

Net Cash                                                                0

Beginning Cash                                                          0

Ending Cash                                                             0
                                                                ==========

Supplemental Information

Taxes                                                                   0
                                                                ==========
Interest                                                                0
                                                                ==========



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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED March 31, 2003
                                   (Unaudited)


                                                                    2003
                                                                ----------
REVENUES

Revenues                                                                0
                                                                ----------
TOTAL REVENUES                                                          0
                                                                ----------

EXPENSES

General & Administrative                                                0
Consulting                                                              0
Officer Contributed Services                                            0
                                                                ----------
TOTAL EXPENSES                                                          0
                                                                ----------

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                                        0

Provision for income taxes                                              0
                                                                ----------

NET (LOSS)                                                              0

Basic and Diluted Earnings per Share                           $     0.00
                                                                ==========
Weighted Average Number of Common Shares                        3,014,270
                                                                ==========



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


                             THE BERKSHIRE COLLECTION INC.
                             (A development Stage Company)

                           STATEMENTS OF STOCKHOLDERS' EQUITY
                          For the Quarter Ended March 31, 2003
                                      (Unaudited)

                                                          Additonal                       Total
                                                           Paid-In   Accumulated       Stockholders'
                                   Shares       Amount     Capital     Deficit        Equity/(Deficit)
                                  --------------------------------------------------------------------
Opening Balance, January 1, 2003  3,014,270                                                 1,503





Net Loss for the
period                                                                       0                  0
                                  --------------------------------------------------------------------

3,014,270                                                        0           0              1,503
                                  ====================================================================


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

                                 March 31, 2003

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

                                 March 31, 2003

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

                                       As  At
                                      03/31/03

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

                                       As  At
                                      03/31/03

Machinery  and  Equipment            $         0
Less;  Accumulated  Depreciation               0
                                     -----------

Machinery  and  Equipment,  net      $         0
                                     ===========

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003

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

                                 March 31, 2003

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the quarter ended March 31, 2003 it is as follows:

     Net  changes  in  Deferred  Tax  Benefit
     Less  valuation  account                          0

     Current  Taxes  Payable                           0
                                                --------

     Net  Provision  for  Income  Taxes                0
                                                ========


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

                                 March 31, 2003

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

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and for the three months ended March 31, 2003, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3.   No  Assurance  of  Success or Profitability. There is no assurance that the
     -------------------------------------------
     Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

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

5.   Lack  of Diversification. Because of the limited financial resources of the
     -----------------------
     Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

6.   Regulations.  An  acquisition made by the Company may be of a business that
     -----------
     is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

7.   Conflicts  of  Interest.  Certain  conflicts  of interest exist between the
     ----------------------
     Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002.

The financials for the three months ended March 31, 2003 did not change in comparison to the three months ended March 31, 2002. There were no revenues and no liabilities.

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

2003  OUTLOOK

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

In 2003, Berkshire received no money from private placements or in loans from officers of the company.

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

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.


ITEM  1.  LEGAL  PROCEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2003 through March 31, 2003, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.
No  shares  have  been  issued.

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