Form 10QSB
period 2003-06-30
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Consolidated  Financial  Statements                              F-1

Item  2  -  Management's Discussion and Analysis or Plan of Operations         4

Item  3  -  Controls  and  Procedures                                          9


PART  II  - OTHER  INFORMATION

Item  1  -  Legal  Proceedings                                                 9

Item  2  -  Changes  in  Securities                                            9

Item  6  -  Exhibits                                                           9

SIGNATURES                                                                     9

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


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                                  BALANCE SHEET
                               AS AT June 30, 2003
                                   (Unaudited)

                                                                     2003
                                                                   --------
                                     ASSETS
CURRENT

    Cash                                                                  0
    Accounts Receivable                                                   0
                                                                   --------

OTHER ASSETS

     Machinery and Equipment                                              0
     Organizational costs                                             1,503
                                                                   --------
                                                                      1,503
                                                                   ========

                                  LIABILITIES

CURRENT LIABILITIES

Accounts payable                                                          0
Loans payable                                                             0
                                                                   --------

                              SHAREHOLDERS EQUITY

COMMON STOCK
50,000,000 authorized shares, no par value , issued and
outstanding 3,014,270                                                 1,503

PAID IN CAPITAL                                                           0

RETAINED EARNINGS (LOSS)                                                  0
                                                                   --------

Total Shareholders' Equity
                                                                   --------
                                                                      1,503
                                                                   ========


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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF CASH FLOWS
                               AS AT June 30, 2003
                                   (Unaudited)

                                                                     2003
                                                                   --------
Net Income (Loss)                                                         0
                                                                   --------

Adjustments to income

Change in Accounts Receivable                                             0

Change in Accounts payable                                                0
Change in Loan Payable                                                    0
                                                                   --------

Cash Used in Operations                                                   0

Investing Activities                                                      0

Financing Activities                                                      0

Sale of Common Stock                                                      0

Cash Provided by Financing                                                0
                                                                   --------

Net Cash                                                                  0

Beginning Cash                                                            0
                                                                   --------

Ending Cash                                                               0
                                                                   ========
Supplemental Information

Taxes                                                                     0
                                                                   ========
Interest                                                                  0
                                                                   ========



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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED June 30, 2003
                                   (Unaudited)


                                                                     2003
                                                                   --------
REVENUES

Revenues                                                                  0
                                                                   --------

TOTAL REVENUES                                                            0
                                                                   --------

EXPENSES

General & Administrative                                                  0
Consulting                                                                0
Officer Contributed Services                                              0
                                                                   --------

TOTAL EXPENSES                                                            0
                                                                   --------

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                                          0

Provision for income taxes                                                0
                                                                   --------

NET (LOSS)                                                                0

Basic and Diluted Earnings per Share                              $    0.00
                                                                   ========
Weighted Average Number of Common Shares                          3,014,270
                                                                   ========




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


                              THE BERKSHIRE COLLECTION INC.
                              (A development Stage Company)

                           STATEMENTS OF STOCKHOLDERS' EQUITY
                          For the Quarter Ended June 30, 2003
                                      (Unaudited)

                                                          Additonal                     Total
                                                           Paid-In   Accumulated    Stockholders'
                                   Shares       Amount     Capital     Deficit     Equity/(Deficit)
                                  -----------------------------------------------------------------
Opening Balance, January 1, 2003  3,014,270                                              1,503





Net Loss for the period                                                     0                0
                                  -----------------------------------------------------------------
                                  3,014,270                     0           0            1,503
                                  =================================================================

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

                                  June 30, 2003

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

                                  June 30, 2003

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

Accounts  Receivable

The  trade  accounts  receivable  and  allowances for bad debts are shown below:

                                       As At
                                      06/30/03

Trade  Accounts  Receivable          $       0
Less:  Allowances                            0
                                     ---------

Trade  Accounts  Receivable,  net    $       0
                                     =========

Machinery  and  Equipment

Machinery and equipment will be stated at cost. Depreciation will be computed using the straight-line method over the estimated useful lives. Maintenance and repairs are charged to expense as incurred. As of the balance sheet dates, there was no Machinery and Equipment.

                                       As At
                                      06/30/03

Machinery  and  Equipment            $       0
Less;  Accumulated  Depreciation             0
                                     ---------

Machinery  and  Equipment,  net      $       0
                                     =========

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003

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

                                  June 30, 2003

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the quarter ended June 30, 2003 it is as follows:

     Net  changes  in  Deferred  Tax  Benefit
     Less  valuation  account                        0

     Current  Taxes  Payable                         0
                                                  ----

     Net  Provision  for  Income  Taxes              0
                                                  ====


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

                                  June 30, 2003

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

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and for the six months ended June 30, 2003, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern involves a high degree of risk.

2.   No  Current Relevant Operating History. The Company has no current relevant
     --------------------------------------
     operating history, revenues from operations, or assets. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2002.

The financials for the three months ended June 30, 2003 did not change in comparison to the three months ended June 30, 2002. There were no revenues and no liabilities.

COMPARISON  OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002.

The financials for the six months ended June 30, 2003 did not change in comparison to the six months ended June 30, 2002. There were no revenues and no liabilities.

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

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

ITEM  1.  LEGAL  PROCEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES

The following information sets forth certain information for all securities the Company issued from April 1, 2003 through June 30, 2003, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.
No  shares  have  been  issued.

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