Form 10QSB
period 2003-09-30
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                   THE BERKSHIRE COLLECTION INC.
                   (A development Stage Company)

                           BALANCE SHEET
                      AS AT September 30, 2003
                           (Unaudited)

                                                            2003
                                                           -------
ASSETS
CURRENT

    Cash                                                         0
    Accounts Receivable                                          0
                                                           -------

OTHER ASSETS
     Machinery and Equipment                                     0
     Organizational costs                                    1,503
                                                           -------
                                                             1,503
                                                           =======
LIABILITIES

CURRENT LIABILITIES

Accounts payable                                                 0
Loans payable                                                    0
                                                           -------

SHAREHOLDERS EQUITY

COMMON STOCK
50,000,000 authorized shares, no par value , issued and
outstanding 3,014,270                                        1,503

PAID IN CAPITAL                                                  0

RETAINED EARNINGS (LOSS)                                         0
                                                           -------
Total Shareholders' Equity
                                                           -------
                                                             1,503
                                                           =======

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

     The accompany notes form a integral part of these financial statements


                    THE BERKSHIRE COLLECTION INC.
                   (A development Stage Company)

                     STATEMENT OF CASH FLOWS
                     AS AT September 30, 2003
                            (Unaudited)

                                                            2003
                                                           -------
Net Income (Loss)                                                0
                                                           -------
Adjustments to income

Change in Accounts Receivable                                    0

Change in Accounts payable                                       0
Change in Loan Payable                                           0
                                                           -------
Cash Used in Operations                                          0

Investing Activities                                             0

Financing Activities                                             0

Sale of Common Stock                                             0

Cash Provided by Financing                                       0
                                                           -------
Net Cash                                                         0

Beginning Cash                                                   0
                                                           -------
Ending Cash                                                      0
                                                           =======
Supplemental Information

Taxes                                                            0
                                                           =======
Interest                                                         0
                                                           =======

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

     The accompany notes form a integral part of these financial statements


                  THE BERKSHIRE COLLECTION INC.
                  (A development Stage Company)

                    STATEMENT OF OPERATIONS
             FOR THE QUARTER ENDED September 30, 2003
                          (Unaudited)


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


                            THE BERKSHIRE COLLECTION INC.
                            (A development Stage Company)

                           STATEMENTS OF STOCKHOLDERS' EQUITY
                        For the Quarter Ended September 30, 2003
                                      (Unaudited)

                                                       Additonal                    Total
                                                        Paid-In   Accumulated    Stockholders'
                                   Shares    Amount     Capital     Deficit     Equity/(Deficit)
                                  --------------------------------------------------------------
Opening Balance, January 1, 2003  3,014,270                                           1,503





Net Loss for the period                                                0                  0
                                  --------------------------------------------------------------
                                  3,014,270               0            0              1,503
                                  ==============================================================

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

                               September 30, 2003

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

                               September 30, 2003

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

                                       As At
                                      09/30/03

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

                                       As At
                                      09/30/03

Machinery  and  Equipment            $         0
Less;  Accumulated  Depreciation               0
                                     -----------

Machinery  and  Equipment,  net      $         0
                                     ===========

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

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

                               September 30, 2003

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the quarter ended September 30, 2003 it is as follows:

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

                               September 30, 2003

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

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and for the nine months ended September 30, 2003, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern involves a high degree of risk.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

The financials for the three months ended September 30, 2003 did not change in comparison to the three months ended September 30, 2002. There were no revenues and no liabilities.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

The financials for the nine months ended September 30, 2003 did not change in comparison to the nine months ended September 30, 2002. There were no revenues and no liabilities.

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

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

ITEM  1.  LEGAL  PROCEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES

The following information sets forth certain information for all securities the Company issued from July 1, 2003 through September 30, 2003, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

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