Form 10KSB
period 2003-12-31
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for year ended December 31, 2003: $0. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 11, 2005 was $0. Number of shares of the registrant's common stock outstanding as of May 11, 2005 was 132,627,880.

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

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and 2002, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

TITLE  TO  PROPERTIES

The  Company  owns  no  real  estate.

EMPLOYEES

As of May16, 2005, Berkshire had no full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

As of December 31, 2003, Berkshire had 3,014,270 shares of common stock outstanding and had approximately 150 certificate stockholders of record.

The Company was not trading in 2003. The Company commenced trading on the OTC Bulletin Board commencing on May 11, 2004.


The bid price of our common stock was $0.0001 per share on May 11, 2005. There are approximately 150 certificate shareholders of record as of May 11, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2003


                                                                            Number of  Securities
                                                                            remaining available for
                                                                            future  issuance under
                        Number of Securities to                             equity  compensation
                        be issued upon exercise   Weighted-average price    plans(excluding
                        of outstanding options,   of outstanding options    securities reflected in
                        warrants  and  rights     warrants  and  rights     column  (a))
                        ---------------------     ---------------------     -----------------------
                                 (a)                        (b)                        (c)
                        ---------------------     ---------------------     -----------------------
Equity compensation
plans approved by
security holders                  0                          0                          0
                        ---------------------     ---------------------     -----------------------
Equity compensation
plans not approved by
security holders                  0                          0                          0
                        ---------------------     ---------------------     -----------------------
TOTAL                             0                          0                          0
                        ---------------------     ---------------------     -----------------------

OUR  TRANSFER  AGENT  IS:

American  Heritage  Stock  Transfer  Inc.
80  Tiverton  Court
Suite  205
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

OFF  BALANCE  SHEET  ARRANGEMENT

During the year ended December 31, 2003, the Company had no off balance sheet arrangements.

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


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                                  BALANCE SHEET
                             AS AT DECEMBER 31, 2003
                                   (Unaudited)

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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF CASH FLOWS
                             AS AT DECEMBER 31, 2003
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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   (Unaudited)


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


                                 THE  BERKSHIRE  COLLECTION  INC.
                                  (A development Stage Company)

                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                 For the Year Ended Decmber 31, 2003
                                           (Unaudited)

                                                     Additional                   Total
                                                      Paid-In   Accumulated    Stockholders'
                                   Shares    Amount   Capital    Deficit     Equity/(Deficit)
                                  -----------------------------------------------------------
Opening Balance, January 1, 2003  3,014,270                                        1,503





Net Loss for the period                                              0                 0
                                  -----------------------------------------------------------
                                  3,014,270               0          0             1,503
                                  ===========================================================

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

                                DECEMBER 31, 2003

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

                                DECEMBER 31, 2003

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

                                        As At
                                      12/31/03

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

                                        As At
                                      12/31/03

Machinery  and  Equipment           $          0
Less;  Accumulated  Depreciation               0
                                    ------------

Machinery  and  Equipment,  net     $          0
                                    ============

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

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

                                DECEMBER 31, 2003

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the year ended December 31, 2003 it is as follows:

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

                                DECEMBER 31, 2003

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

SFAS 150 - Financial Instruments with Characteristics of both Liabilities and Equity

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into to modified after May 31, 2003.

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

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

Sandy Winick, our Chief Executive Officer and our Chief Financial Officer, have evaluated our controls and procedures as of December 31, 2003. He has concluded that our disclosure controls and procedures are appropriate and effective.

During the year ended December 31, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2003.

The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers.


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

                            Annual Compensation                          Long Term Compensation
                          -------------------------        --------------------------------------------
                                                                    Awards                  Payouts
                                                            ----------------------------   ------------
                                                      Restricted  Securities
                                         Other Annual   Stock     Underlying     LTIP
Name and            Year  Salary  Bonus  Compensation  award(s)    Options/     Payouts       All Other
Principal Position         ($)     ($)       ($)       (shares)      SARs (#)     ($)       Compensation
------------------- ---- ------- ------ ------------- ----------- ----------- -------------  ------------
Sandy Winick
President,          2001   -0-    -0-          0           0           0           -0-            -0-
Secretary and       2002   -0-    -0-          0           0           0           -0-            -0-
Treasurer           2003   -0-    -0-          0           0           0           -0-            -0-


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


-------------- ------------ ---------------- ---------------- ---------
Name           Shares        Value Realized  Number of        Value of
               Acquired on   ($)             Securities       Unexercised In-
               Exercise (#)                  Underlying       The-Money
                                             Unexercised      Options/SARs
                                             Options / SARs   At Fiscal Year-
                                             At Fiscal Year-  End ($)
                                             End (#)          Exercisable /
                                             Exercisable /    Unexercisable
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



                                   Name and address  of         Number of Shares     Percentage  of
Title of class                     beneficial owner             of Common Stock      Common Stock (1)
---------------------------------  -------------------------    ---------------    ----------------
Common Stock                       Sandy Winick
                                   President, Secretary and
                                   Treasurer
                                   3266 Yonge Street, Suite 1208
                                   Toronto, Ontario M4N 3P6
                                   Canada                           2,500,000            83.33%
---------------------------------  -------------------------    ---------------    ----------------
Common Stock                       All Officers and Directors
                                   as a group (total of 1)          2,500,000            83.33%
---------------------------------  -------------------------    ---------------    ----------------

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
-----------------------------------------------------

AUDIT  FEES

We were not billed for professional services rendered for an audit of our annual financial statements and reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2003 and December 31, 2002, respectively.

AUDIT-RELATED  FEES

We were not billed and no audit firm performed professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

FINANCIAL  INFORMATION  SYSTEMS  DESIGN  AND  IMPLEMENTATION  FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, we were not billed for, nor did any firm perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2003 and December 31, 2002, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX  FEES

We were not billed for professional services rendered for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

ALL  OTHER  FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2003.

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