Form 10QSB
period 2004-03-31
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                            FORWARD LOOKING STATEMENT

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2003. Certain statements in this Form 10QSB are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. See "Forward Looking Information" below.

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


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                                  BALANCE SHEET
                              AS AT March 31, 2004
                                  (Unaudited)

                                                          2004
                                                  --------------------
                                     ASSETS
CURRENT

    Cash                                                             0
    Accounts Receivable                                              0
                                                  --------------------

OTHER ASSETS
     Machinery and Equipment                                         0
     Organizational costs                                        1,503
                                                  --------------------
                                                                 1,503
                                                  --------------------

                                  LIABILITIES

CURRENT LIABILITIES

Accounts payable                                                     0
Loans payable                                                        0
                                                  --------------------

                              SHAREHOLDERS EQUITY

COMMON STOCK
50,000,000 authorized shares, no par value , issued and
outstanding 3,014,270                                            1,503

PAID IN CAPITAL                                                      0

RETAINED EARNINGS (LOSS)                                             0
                                                  --------------------

Total Shareholders' Equity
                                                  --------------------

                                                                 1,503
                                                  ====================


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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF CASH FLOWS
                              AS AT March 31, 2004
                                   (Unaudited)

                                                         2004
                                                  --------------------
Net Income (Loss)                                                    0
                                                  --------------------

Adjustments to income

Change in Accounts Receivable                                        0

Change in Accounts payable                                           0
Change in Loan Payable                                               0
                                                  --------------------

Cash Used in Operations                                              0

Investing Activities                                                 0

Financing Activities                                                 0

Sale of Common Stock                                                 0

Cash Provided by Financing                                           0
                                                  --------------------

Net Cash                                                             0

Beginning Cash                                                       0
                                                  --------------------

Ending Cash                                                          0
                                                  ====================

Supplemental Information

Taxes                                                                0
                                                  ====================

Interest                                                             0
                                                  ====================


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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED March 31, 2004
                                   (Unaudited)

                                                           2004
                                                  --------------------
REVENUES

Revenues                                                             0
                                                  --------------------

TOTAL REVENUES                                                       0
                                                  --------------------

EXPENSES

General & Administrative                                             0
Consulting                                                           0
Officer Contributed Services                                         0
                                                  --------------------

TOTAL EXPENSES                                                       0
                                                  --------------------

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                                     0

Provision for income taxes                                           0
                                                  --------------------

NET (LOSS)                                                           0

Basic and Diluted Earnings per Share                        $     0.00
                                                  ====================

Weighted Average Number of Common Shares                     3,014,270
                                                  ====================


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


                                   THE BERKSHIRE COLLECTION INC.
                                   (A development Stage Company)

                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                For the Quarter Ended March 31, 2004
                                             (Unaudited)

                                                           Additonal                        Total
                                                           Paid -In     Accumulated     Stockholders'
                                     Shares     Amount     Capital      Deficit        Equity/(Deficit)
                                   --------------------------------------------------------------------
Opening Balance, January 1, 2004   3,014,270                                                 1,503


Net Loss for the period                                                      0                   0
                                   --------------------------------------------------------------------
                                   3,014,270                  0              0               1,503
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

                                 March 31, 2004

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

                                 March 31, 2004

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

Accounts  Receivable

The  trade  accounts  receivable  and  allowances for bad debts are shown below:

                                               As At
                                             03/31/04

     Trade  Accounts  Receivable           $        0
     Less:  Allowances                              0
                                           ----------

     Trade  Accounts  Receivable,  net     $        0
                                           ==========

Machinery  and  Equipment

Machinery and equipment will be stated at cost. Depreciation will be computed using the straight-line method over the estimated useful lives. Maintenance and repairs are charged to expense as incurred. As of the balance sheet dates, there was no Machinery and Equipment.

                                               As At
                                             03/31/04

     Machinery  and  Equipment            $           0
     Less;  Accumulated  Depreciation                 0
                                          -------------

     Machinery  and  Equipment,  net      $           0
                                          =============

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004

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

                                 March 31, 2004

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the quarter ended March 31, 2004 it is as follows:

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

                                 March 31, 2004

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

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and for the three months ended March 31, 2004, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003.

The financials for the three months ended March 31, 2004 did not change in comparison to the three months ended March 31, 2003. There were no revenues and no liabilities.

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

2004 OUTLOOK

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

In 2004, Berkshire received no money from private placements or in loans from officers of the company.

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

Sandy Winick, our Chief Executive Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Sandy Winick, our Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of end of the period covered by this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

ITEM 1.  LEGAL PROCEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2004 through March 31, 2004, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

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

          THE  BERKSHIRE  COLLECTION,  INC

          By:  /s/  Sandy  Winick                         Date:  May  11,  2005
             --------------------
             Sandy Winick,
             Chairman of the Board and
             Chief Executive Officer