Form 10QSB
period 2004-06-30
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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


                      THE BERKSHIRE COLLECTION INC.
                     (A development Stage Company)

                             BALANCE SHEET
                          AS AT June 30, 2004
                             (Unaudited)

                                                            2004
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
                                                        ----------

                                                             1,503
                                                         =========

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

     The accompany notes form a integral part of these financial statements


                     THE BERKSHIRE COLLECTION INC.
                    (A development Stage Company)

                      STATEMENT OF CASH FLOWS
                        AS AT June 30, 2004
                           (Unaudited)

                                                           2003
                                                        ----------
Net Income (Loss)                                                0
                                                        ----------

Adjustments to income

Change in Accounts Receivable                                    0

Change in Accounts payable                                       0
Change in Loan Payable                                           0
                                                        ----------

Cash Used in Operations                                          0

Investing Activities                                             0

Financing Activities                                             0

Sale of Common Stock                                             0

Cash Provided by Financing                                       0
                                                        ----------

Net Cash                                                         0

Beginning Cash                                                   0
                                                        ----------

Ending Cash                                                      0
                                                        ==========
Supplemental Information

Taxes                                                            0
                                                        ==========
Interest                                                         0
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

     The accompany notes form a integral part of these financial statements


                 THE BERKSHIRE COLLECTION INC.
                (A development Stage Company)

                    STATEMENT OF OPERATIONS
                FOR THE QUARTER ENDED June 30, 2004
                           (Unaudited)

                                                           2004
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


                                      THE BERKSHIRE COLLECTION INC.
                                      (A development Stage Company)

                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the Quarter Ended June 30, 2004
                                               (Unaudited)

                                                          Additonal                       Total
                                                           Paid-In     Accumulated     Stockholders'
                                     Shares     Amount     Capital     Deficit       Equity/(Deficit)
                                   ------------------------------------------------------------------
Opening Balance, January 1, 2004   3,014,270                                              1,503


Net Loss for the period                                                    0                  0
                                   ------------------------------------------------------------------
                                   3,014,270                   0           0              1,503
                                   ==================================================================

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

                                  June 30, 2004

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

                                  June 30, 2004

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

Accounts  Receivable

The  trade  accounts  receivable  and  allowances for bad debts are shown below:

                                             As  At
                                            06/30/04

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

                                                As  At
                                              06/30/04

     Machinery  and  Equipment             $          0
     Less;  Accumulated  Depreciation                 0
                                          -------------

     Machinery  and  Equipment,  net       $          0
                                          =============

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

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

                                  June 30, 2004

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the quarter ended June 30, 2004 it is as follows:

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

                                  June 30, 2004

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

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and for the six months ended June 30, 2004, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

13.  Loss  of  Control  by  Present Management and Shareholders. The Company may
     -----------------
     consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30, 2003.

The financials for the three months ended June 30, 2004 did not change in comparison to the three months ended June 30, 2003. There were no revenues and no liabilities.

COMPARISON  OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003.

The financials for the six months ended June 30, 2004 did not change in comparison to the six months ended June 30, 2003. There were no revenues and no liabilities.

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

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

ITEM  1.  LEGAL  PROCEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES

The following information sets forth certain information for all securities the Company issued from April 1, 2004 through June 30, 2004, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

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

     THE  BERKSHIRE  COLLECTION,  INC


          By:  /s/  Sandy  Winick                          Date:  May  11,  2005
              -------------------
              Sandy  Winick,
              Chairman  of  the  Board  and
              Chief  Executive  Officer

                                  EXHIBIT 31.1
                                  ------------


     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     -----------------------------------------------------------------------

I,  Sandy  Winick,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of The Berkshire Collection, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of The Berkshire Collection, Inc. as of, and for, the periods presented in this report;

4.   The  Berkshire  Collection,  Inc.'s  other  certifying  officer(s)  and  I:

     (a) Are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for The Berkshire Collection, Inc. and have:

     (b) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to The Berkshire Collection, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (c) Evaluated the effectiveness of The Berkshire Collection, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in The Berkshire Collection, Inc.'s internal control over financial reporting that occurred during The Berkshire Collection, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, The Berkshire Collection, Inc.'s internal control over financial reporting; and

5. The Berkshire Collection, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to The Berkshire Collection, Inc.'s auditors and the audit committee of The Berkshire Collection, Inc.'s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect The Berkshire Collection, Inc.'s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in The Berkshire Collection, Inc.'s internal control over financial reporting.

Date:  May  11,  2005                         By: /s/ Sandy  Winick
                                                 ------------------
                                                 Sandy  Winick
                                                 Chief  Executive  Officer

                                  EXHIBIT 31.2
                                  ------------

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     -----------------------------------------------------------------------

I,  Sandy  Winick,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of The Berkshire Collection, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of The Berkshire Collection, Inc. as of, and for, the periods presented in this report;

4.   The  Berkshire  Collection,  Inc.'s  other  certifying  officer(s)  and  I:

     (a) Are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for The Berkshire Collection, Inc. and have:

     (b) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to The Berkshire Collection, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (c) Evaluated the effectiveness of The Berkshire Collection, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in The Berkshire Collection, Inc.'s internal control over financial reporting that occurred during The Berkshire Collection, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, The Berkshire Collection, Inc.'s internal control over financial reporting; and

5. The Berkshire Collection, Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to The Berkshire Collection, Inc.'s auditors and the audit committee of The Berkshire Collection, Inc.'s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect The Berkshire Collection, Inc.'s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in The Berkshire Collection, Inc.'s internal control over financial reporting.

Date:  May 11,  2005                          By:  /s/ Sandy  Winick
                                                   -----------------
                                                   Sandy  Winick,
                                                   Chief  Financial  Officer

                                  EXHIBIT 32.1
                                  ------------

                   CERTIFICATION PURSUANT TO RULE 13a-14(b) OR

                     RULE 15d-14(b) and 18 U.S.C. Sec.1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Berkshire Collection, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sandy Winick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May  11,  2005          By:  /s/  Sandy  Winick
                                    ------------------
                                    Sandy  Winick
                                    Chief  Executive  Officer

                                  EXHIBIT 32.2
                                  ------------

                   CERTIFICATION PURSUANT TO RULE 13a-14(b) OR

                     RULE 15d-14(b) and 18 U.S.C. Sec.1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of The Berkshire Collection, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sandy Winick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May  11,  2005          By:  /s/  Sandy  Winick
                                    ------------------
                                    Sandy  Winick
                                    Chief  Financial  Officer