Form 10QSB
period 2004-09-30
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                                  BALANCE SHEET
                            AS AT September 30, 2004
                                  (Unaudited)

                                                                       2004
                                                                     --------
                                     ASSETS
CURRENT

    Cash                                                                    0
    Accounts Receivable                                                     0
                                                                     --------
OTHER ASSETS
     Machinery and Equipment                                                0
     Organizational costs                                               1,503
                                                                     --------
                                                                        1,503
                                                                      =======

                                  LIABILITIES

CURRENT LIABILITIES

Accounts payable                                                            0
Loans payable                                                               0
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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF CASH FLOWS
                            AS AT September 30, 2004
                                   (Unaudited)

                                                                       2004
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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED September 30, 2004
                                   (Unaudited)

                                                                       2004
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


                                   THE BERKSHIRE COLLECTION INC.
                                   (A development Stage Company)

                                STATEMENTS OF STOCKHOLDERS' EQUITY
                             For the Quarter Ended September 30, 2004
                                            (Unaudited)

                                                            Additonal                          Total
                                                             Paid -In    Accumulated         Stockholders'
                                     Shares     Amount       Capital       Deficit         Equity/(Deficit)
                                   -------------------------------------------------------------------------
Opening Balance, January 1, 2004   3,014,270                                                       1,503


Net Loss for the period                                                        0                       0
                                   -------------------------------------------------------------------------
                                   3,014,270                       0           0                   1,503
                                   =========================================================================

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

                               September 30, 2004

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

                               September 30, 2004

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

Accounts  Receivable

The  trade  accounts  receivable  and  allowances for bad debts are shown below:

                                              As  At
                                             09/30/04

     Trade  Accounts  Receivable             $      0
     Less:  Allowances                              0
                                             --------

     Trade  Accounts  Receivable,  net       $      0
                                             ========

Machinery  and  Equipment

Machinery and equipment will be stated at cost. Depreciation will be computed using the straight-line method over the estimated useful lives. Maintenance and repairs are charged to expense as incurred. As of the balance sheet dates, there was no Machinery and Equipment.

                                               As  At
                                              09/30/04

     Machinery  and  Equipment             $          0
     Less;  Accumulated  Depreciation                 0
                                          -------------

     Machinery  and  Equipment,  net       $          0
                                          =============

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2004

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

                               September 30, 2004

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the quarter ended September 30, 2004 it is as follows:

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

                               September 30, 2004

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

1.   Going  Concern  Risk
     --------------------

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2001 and for the nine months ended September 30, 2004, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

12.  No  Foreseeable Dividends. The Company has not paid dividends on its Common
     ------------------------
     Stock and does not anticipate paying such dividends in the foreseeable future.

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

15.  Thinly-traded  Public  Market.  There  currently is only a thinly traded or
     ----------------------------
     virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

The financials for the three months ended September 30, 2004 did not change in comparison to the three months ended September 30, 2003. There were no revenues and no liabilities.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED SEPTEMBER 30, 2003.

The financials for the nine months ended September 30, 2004 did not change in comparison to the nine months ended September 30, 2003. There were no revenues and no liabilities.

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

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4 and 5 are omitted.

ITEM  1.  LEGAL  PROCEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES

The following information sets forth certain information for all securities the Company issued from July 1, 2004 through September 30, 2004, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

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