Form 10KSB
period 2004-12-31
BERKSHIRE COLLECTION INC /DE/
filed 2005-05-19
CIK 1135634

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for year ended December 31, 2004: $0. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 11, 2005 was $0. Number of shares of the registrant's common stock outstanding as of May 11, 2005 was 132,627,880.

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

Item  8A.    Controls  and  Procedures                                         9

Item  8B.    Reports  on  Form  8-K                                            9

                                    PART III

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control
             Persons; Compliance with Section 16(a) of the Exchange Act        9

Item  10.    Executive  Compensation                                          10

Item  11.    Security Ownership of Certain Beneficial Owners and Management   11

Item  12.    Certain  Relationships  and  Related  Transactions               11

Item  13.    Exhibits                                                         11

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

Certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2004 and 2003, the Company reported net losses and negative cash flows from operations. Additionally, the Company has had no revenue for the last few years. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

As of December 31, 2004, Berkshire had 3,014,270 shares of common stock outstanding and had approximately 150 certificate stockholders of record. The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board commencing from when the Company was first granted a symbol on May 11, 2004. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                               Period          High        Low
                              --------        ------      -----
                               2004
First  Quarter*                               .0232       .0232
Second  Quarter                               .0232       .0232
Third  Quarter                                .0232       .0232
Fourth  Quarter                               .0232       .0232

*The  Company  was  issued  a  symbol  and  commenced  trading  on May 11, 2004.

The bid price of our common stock was $0.0001 per share on May 11, 2005. There are approximately 150 certificate shareholders of record as of May 11, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2004


                                                                              Number  of  Securities
                                                                              remaining available for
                                                                              future issuance under
                          Number of Securities to                             equity  compensation
                          be issued upon exercise   Weighted-average price    plans(excluding
                          of outstanding options,   of outstanding options    securities reflected in
                          warrants  and  rights     warrants  and  rights     column  (a))
---------------------     ---------------------     ---------------------     -----------------------
                                   (a)                        (b)                        (c)
Equity compensation
plans approved by
security holders                    0                          0                          0
---------------------     ---------------------     ---------------------     -----------------------
Equity compensation
plans not approved by
security holders                    0                          0                          0
---------------------     ---------------------     ---------------------     -----------------------
TOTAL                               0                          0                          0
---------------------     ---------------------     ---------------------     -----------------------


OUR  TRANSFER  AGENT  IS:

American  Heritage  Stock  Transfer  Inc.
80  Tiverton  Court
Suite  205
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

OFF  BALANCE  SHEET  ARRANGEMENT

During the year ended December 31, 2004, the Company had no off balance sheet arrangements.

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


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                                  BALANCE SHEET
                             AS AT DECEMBER 31, 2004
                                   (Unaudited)

                                                                        2004
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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF CASH FLOWS
                             AS AT DECEMBER 31, 2004
                                   (Unaudited)

                                                                        2004
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

     The accompany notes form a integral part of these financial statements


                          THE BERKSHIRE COLLECTION INC.
                          (A development Stage Company)

                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                   (Unaudited)


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

                                  THE  BERKSHIRE  COLLECTION  INC.
                                   (A development Stage Company)

                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                 For the Year Ended Decmber 31, 2004
                                           (Unaudited)

                                                       Additonal                  Total
                                                        Paid-In   Accumulated  Stockholders'
                                   Shares      Amount   Capital    Deficit    Equity/(Deficit)
                                  --------------------------------------------------------------
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

                                DECEMBER 31, 2004

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

                                DECEMBER 31, 2004

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

                                        As  At
                                       12/31/04

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


                                        As  At
                                       12/31/04

Machinery  and  Equipment            $         0
Less;  Accumulated  Depreciation               0
                                     -----------

Machinery  and  Equipment,  net      $         0
                                     ===========

                          THE BERKSHIRE COLLECTION INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

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

                                DECEMBER 31, 2004

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

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below. For the year ended December 31, 2004 it is as follows:

     Net  changes  in  Deferred  Tax  Benefit
     Less  valuation  account                    0

     Current  Taxes  Payable                     0
                                               ---

     Net  Provision  for  Income  Taxes          0
                                               ===


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

                                DECEMBER 31, 2004

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

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

Sandy Winick, our Chief Executive Officer and our Chief Financial Officer, have evaluated our controls and procedures as of December 31, 2004. He has concluded that our disclosure controls and procedures are appropriate and effective.

During the quarter ended December 31, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.
Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2004.

The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers.


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------


                            Annual Compensation                          Long Term Compensation
                          -------------------------        --------------------------------------------
                                                                    Awards                  Payouts
                                                            ----------------------------   ------------
                                                      Restricted  Securities
                                         Other Annual   Stock     Underlying     LTIP
Name and            Year  Salary  Bonus  Compensation  award(s)    Options/     Payouts       All Other
Principal Position         ($)     ($)       ($)       (shares)      SARs (#)     ($)       Compensation
------------------- ---- ------- ------ ------------- ----------- ----------- -------------  ------------
Sandy Winick
President,         2002    -0-     -0-        0             0           0          -0-            -0-
Secretary and      2003    -0-     -0-        0             0           0          -0-            -0-
Treasurer          2004    -0-     -0-        0             0           0          -0-            -0-


OPTIONS/SAR  GRANTS  IN  LAST  FISCAL  YEAR

                  Individual  Grants
---------------------------------------------------------------------------
                        Percent of
             Number of    Total
             Securities  Options/
             Underlying   SARs
              Options/  Granted to  Exercise
               SARs     Employees   of Base
              Granted   in Fiscal    Price   Expiration  Grant Date Present
Name            (#)       Year      ($/sh)      Date        Value  ($)
---------- ----------- ----------- ---------- ---------- ------------------
Sandy
Winick           0           0          0        N/A           N/A
---------- ----------- ----------- ---------- ---------- ------------------




-------------- ------------ ---------------- ---------------- ---------------------
Name            Shares        Value  Realized   Number  of        Value  of
                Acquired  on   ($)              Securities        Unexercised  In-
                Exercise  (#)                   Underlying        The-Money
                                                Unexercised       Options/SARs
                                                Options / SARs    At  Fiscal Year-
                                                At Fiscal Year-   End  ($)
                                                End  (#)          Exercisable  /
                                                Exercisable  /    Unexercisable
                                                Unexercisable
-------------- ------------ ---------------- ---------------- ---------------------
Sandy
Winick             -0-             -0-              -0-                -0-
-------------- ------------ ---------------- ---------------- ---------------------

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



---------------------------------  -------------------------     ---------------       ----------------
                                   Name and address  of          Number of Shares     Percentage  of
Title of class                     beneficial owner              of Common Stock      Common Stock (1)
---------------------------------  -------------------------     ---------------       ----------------
                                   Sandy Winick
                                   President, Secretary and
                                   Treasurer
                                   3266 Yonge Street, Suite 1208
                                   Toronto, Ontario M4N 3P6
Common Stock                       Canada                           2,500,000              83.33%
---------------------------------  -------------------------     ---------------       ----------------
                                   All Officers and Directors
Common Stock                       as a group (total of 1)          2,500,000              83.33%
---------------------------------  -------------------------     ---------------       ----------------

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
-----------------------------------------------------

AUDIT  FEES

We were not billed for professional services rendered for an audit of our annual financial statements and reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2004 and December 31, 2003, respectively.

AUDIT-RELATED  FEES

We were not billed and no audit firm performed professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and December 31, 2003.

FINANCIAL  INFORMATION  SYSTEMS  DESIGN  AND  IMPLEMENTATION  FEES

For the fiscal years ended December 31, 2004 and December 31, 2003, we were not billed for, nor did any firm perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2004 and December 31, 2003, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX  FEES

We were not billed for professional services rendered for tax related services for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

ALL  OTHER  FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2004.

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